Form 10-Q
period 1998-06-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 1998-10-13
CIK 66600

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"













(This space left blank intentionally)

START*************************************************************************

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549


                                  FORM 10-Q

            Quarterly Report Pursuant to Section 13 of 15(d) of
                    the Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1998

                      Commission file number 1-8187

                 MINERAL MOUNTAIN MINING & MILLING COMPANY
          (Exact name of registrant as specified in its charter)


               IDAHO                                 82-0144710
    (State or other jurisdiction of                 (IRS Employer
    incorporation or organization)             Identification Number)

                      421 Coeur d'Alene Ave. - Ste 3
                           Coeur d'Alene, Idaho
               (Address of principal executive offices)

                                   83814
                                (Zip Code)

                              (208) 664-3544
           (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes                    No       X *
               ------------          ------------

*The last report filed by the Company was the Form 10-K for the fiscal year ended March 31, 1991


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

                               3,078,049





*******************************************************************************

Document Page 1 of 10

               MINERAL MOUNTAIN MINING & MILLING COMPANY


                               PART I



ITEM 1

           Statement of Financial Position as of
           June 30, 1998 and March 31, 1998

           Statement of Operations for the
           Three Month Periods Ended June 30, 1998 and 1997

           Statement of Changes in Stockholders' Equity for the Three Month Periods Ended June 30, 1998 and 1997

           Statement of Cash Flows for the
           Three Month Periods Ended June 30, 1998 and 1997

           Notes to Financial Statements as of June 30, 1998






































Document Page 2 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Financial Position
as of June 30, 1998 and March 31, 1998
(UNAUDITED)

                                         June 30,     March 31,
                                           1998         1998
                                        ---------     ---------
ASSETS

CURRENT ASSETS

   Cash in banks                        $ 15,780      $ 16,688
   Prepaids                                1,500         2,000
                                        ---------     ---------
     Total current assets                 17,280        18,688
                                        ---------     ---------

MINING PROPERTY                           53,808        53,808
                                        ---------     ---------

            TOTAL ASSETS                $ 71,088      $ 72,496
                                        =========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable to
 Officers and Directors                 $    111      $    683
                                        ---------     ---------
     Total current liabilities               111           683
                                        ---------     ---------

STOCKHOLDERS' EQUITY
  Common stock; $0.10 par value;
    15,000 shares authorized;
    3,078,049 shares issued and
    outstanding                          153,902       153,902
  Additional paid-in capital             339,978       339,978
  Accumulated deficit                   <422,903>     <422,067>
                                        ---------     ---------
     Total stockholders' equity           70,977        71,813
                                        ---------     ---------

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY      $ 71,088      $ 72,496
                                        =========     =========






                       Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document Page 3 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Operations For the
Three Month Periods Ended June 30, 1998 and June 30, 1997
(UNAUDITED)

                                        June 30,     March 31,
                                          1998         1998
                                        --------     ---------
REVENUES
   Interest Income                     $    250      $    348
                                       ---------     ---------


OPERATING EXPENSES
   Accounting                               119
   Other professional services              500
   Office expenses                          157           122
   Spokane Quotation fee                    300           300
   Taxes                                     10            10
                                       ---------     ---------

     Total operating expenses             1,086           432
                                       ---------     ---------

NET <LOSS>                             $   <836>     $    <84>
                                       =========     =========

NET <LOSS> PER SHARE                   $   <NIL>     $   <NIL>
                                       =========     =========

























                       Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document Page 4 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Changes in Stockholders' Equity For the
Three Month Periods Ended June 30, 1998 and June 30, 1997
(UNAUDITED)

               Common Stock     Additional   Accumu-
              --------------      Paid-In     lated
             Shares     Amount    Capital    Deficit    Total
            --------   --------  ---------  ---------  -------
Balances
as of
03-31-97    2,887,469  $ 144,373 $ 339,978  $<417,176>  $ 67,175

Net <Loss>                                        <84>       <84>
            ---------  --------- ---------  ----------  ---------

Balances
as of
06-30-97    2,887,469  $ 144,373 $ 339,978  $<417,260>  $ 67,091
            =========  ========= =========  ==========  =========


Balances
as of
03-31-98    3,078,049  $ 153,902 $ 339,978  $<422,067>  $ 71,813

Net <Loss>                                       <836>      <836>
            ---------  --------- ---------  ----------  ---------

Balances
as of
06-30-98    3,078,049  $ 153,902 $ 339,978  $<422,903>  $ 70,977
            =========  ========= =========  ==========  =========





















                       Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document Page 5 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Cash Flows For the
Three Month Periods Ended June 30, 1998 and 1997
(UNAUDITED)

                                        June 30,     March 31,
                                          1998         1998
                                        --------     ---------
CASH FLOWS FROM
  OPERATING ACTIVITIES

     Net <Loss>                         $   <836>    $    <84>
     Increase <decrease>
        in accounts payable                 <572>        <160>
     Decrease in prepaids                    500
                                        ---------    ---------

       Net cash used from
         operating activities               <908>        <244>
                                        ---------    ---------

NET INCREASE <DECREASE> IN CASH             <908>        <244>

CASH AT BEGINNING OF PERIOD               16,688       17,896
                                        ---------    ---------

CASH AT END OF PERIOD                   $ 15,780     $ 17,652
                                        =========    =========


























                       Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document Page 6 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Notes to Financial Statements as of June 30, 1998
(UNAUDITED)


The financial statements of Mineral Mountain Mining & Milling Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mineral Mountain believes that the disclosures are adequate to make the information presented not misleading.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.












































Document Page 7 of 10

             MINERAL MOUNTAIN MINING & MILLING COMPANY


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


The Company presently has no revenues other than interest income.

The Company's mineral interest consist of an ownership interest in a consolidated area consisting of portions of 13 patented mining claims situated in Shoshone County, Idaho. This area lies between two mining holdings owned by Sunshine Mining Company, the Consolidated Silver property to the east and the Sunshine Mine operations to the west.

Sunshine's 1997 annual report to shareholders discusses possible exploration work to the east as follows:

   "In addition to proven probable reserves there is a realistic probability to significantly expand the reserves and assure continuous mining for many years. Studies have delineated several areas of favorable geologic conditions that may host significant deposits.

    Some of these favorable structures continue to the east. The 1995 acquisition of the ConSil property, on the eastern flank of the workings of the Sunshine Mine, permits evaluation of these veins and expands the company's resource base. The ConSil property contains a shaft (500 tons per day capacity) from the surface adit to a depth of 5,400 feet and connects to the Sunshine's eastern workings on the 3100 level. In 1998, the company will begin rehab work on the ConSil shaft and start exploration drilling to test the potential for extensions of the Chester and Yankee Girl veins in the eastern part of the Sunshine Mine, including the former ConSil property."
























Document Page 8 of 10

              MINERAL MOUNTAIN MINING & MILLING COMPANY


                              PART II



ITEM 1       LEGAL PROCEEDINGS
-------      --------------------

              NONE


ITEM 2        CHANGES IN SECURITIES
-------       -----------------------

              NONE


ITEM 3        DEFAULTS UPON SENIOR SECURITIES
-------       ---------------------------------

              NONE


ITEM 4        SUBMISSION OF MATTERS TO A
                VOTE OF SECURITY HOLDERS
-------       -----------------------------

              NONE


ITEM 5        OTHER INFORMATION
-------       -------------------

               NONE


 ITEM 6        EXHIBITS AND REPORTS ON FORM 8-K
--------      ----------------------------------

               NONE



















Document Page 9 of 10

*******************************************************************************

                                SIGNATURES

*******************************************************************************


Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mineral Mountain Mining & Milling Company
(Registrant)

Dated:  August 14, 1998      By:  /s/ Donald L. Hess
                                  --------------------------------
                                  Donald L. Hess
                                  Secretary - Treasurer


Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:  August 14, 1998      By:  /s/ Donald L. Hess
                                  --------------------------------
                                  Donald L. Hess
                                  Secretary - Treasurer





























Document Page 10 of 10