Form 10-Q
period 1998-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 1998-12-22
CIK 66600

NOTE:  FORMAT GUIDE FOR PRINTING READABLE HARD COPY

       PAGE LENGTH: 63 LINES
       PROBABLE MARGINS: 0.5" AT TOP AND BOTTOM, 0.5" AT RIGHT AND LEFT
       FONT: COURIER NEW, 10PT

       LINE ONE BEGINS AT "START"













(This space left blank intentionally)

START********************************************************************

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549


                            FORM 10-Q

       Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

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

             Yes                          No     X *


* The last Form 10-K filed by the company was the Form 10-K for the fiscal year ended March 31, 1991. The most recent
     10-Q was for the quarter ended June 30, 1998.


                 APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

                           3,078,049


**************************************************************************


Submission page 1 of 10

             MINERAL MOUNTAIN MINING & MILLING COMPANY


                             PART I


ITEM 1     Statement of Financial Position as of
           September 30, 1998 and March 31, 1998

           Statement of Operations for the Three and Six Month Periods Ended September 30, 1998 and 1997

           Statement of Changes in Stockholders' Equity for the Three Month Periods Ended September 30, 1998 and 1997

           Statement of Cash Flows for the Three and Six Month Periods Ended September 30, 1998 and 1997

           Notes to Financial Statements as of September 30, 1998








































Submission page 2 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Financial Position as of
September 30, 1998 and March 31, 1998
(UNAUDITED)
-----------------------------------------------------------------

<caption
                            ASSETS
                           --------
                                       Sept. 30,      March 31,
                                         1998           1998
                                     -------------  -------------
CURRENT ASSETS
   Cash in banks                     $    15,570     $    16,688
   Prepaids                                1,000           2,000
                                     ------------    ------------
     Total current assets                 16,570          18,688
                                     ------------    ------------
MINING PROPERTY                           53,808          53,808
                                     ------------    ------------
TOTAL ASSETS                         $    70,378     $    72,496
                                     ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY
               --------------------------------------

CURRENT LIABILITIES
   Accounts payable to
     Officers and Directors          $       140     $       683
                                     ------------    ------------
     Total current liabilities               140             683
                                     ------------    ------------

STOCKHOLDERS' EQUITY
   Common stock; $0.10 par value;
     15,000,000 shares authorized;
     3,078,049 shares issued and
     outstanding                         153,902         153,902
   Additional paid-in capital            339,978         339,978
   Accumulated deficit                  <423,642>       <422,067>
                                     ------------    ------------
     Total stockholders' equity           70,238          71,813
                                     ------------    ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY               $    70,378     $    72,496
                                     ============    ============









                        Prepared by management.
              The accompanying notes are an integral part
                    of these financial statements.

Submission page 3 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Operations For the Three and Six Month
Periods Ended September 30, 1998 and September 30, 1997
(UNAUDITED)
-----------------------------------------------------------------

                    Three Months Period      Six Months Period
                  ----------------------   ----------------------
                  Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                    1998         1997        1998         1997
                  ---------    ---------   ---------    ---------
REVENUES
  Interest Income $    227     $    307    $    477     $    655
                  ---------    ---------   ---------    ---------

OPERATING EXPENSES
  Accounting                        898         119          898
  Other prof
     services          500                    1,000
  Office expenses      466          103         623          225
  Spokane
    Quotation fee                               300          300
  Taxes                                          10           10
                  ---------    ---------   ---------    ---------
     Total
      operating
      expenses         966        1,001       2,052        1,433
                  ---------    ---------   ---------    ---------
NET <LOSS>        $   <739>    $   <694>   $ <1,575>    $   <778>
                  =========    =========   =========    =========
NET <LOSS>
 PER SHARE             NIL          NIL         NIL          NIL
                  =========    =========   =========    =========




















                        Prepared by management.
              The accompanying notes are an integral part
                    of these financial statements.

Submission page 4 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Changes in Stockholders' Equity
For the Three Month Periods Ended
September 30, 1998 and September 30, 1997
(UNAUDITED)
----------------------------------------------------------------

           Shares      Amount    Capital    Deficit      Total
          --------   ---------- ---------  ----------  ---------
Balances
as of
6-30-97   2,887,469  $ 144,373  $ 339,978  $<417,260>  $  67,091

Net
<Loss>                                          <694>       <694>
          ---------- ---------- ---------- ----------  ----------

Balances
as of
9-30-97   2,887,469  $ 144,373  $ 339,978  $<417,954>  $  66,397
          =========  ========== ========== ==========  ==========


Balances
as of
6-30-98   3,078,049  $ 153,902  $ 339,978  $<422,903>  $  70,977

Net
<Loss>                                          <739>       <739>
          ---------- ---------- ---------- ----------  ----------

Balances
as of
9-30-98   3,078,049  $ 153,902  $ 339,978  $<423,642>  $  70,238
          ========== ========== ========== ==========  ==========



















                       Prepared by management.
              The accompanying notes are an integral part
                    of these financial statements.

Submission page 5 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Cash Flows For the Three and Six Month Periods Ended
September 30, 1998 and 1997
(UNAUDITED)
-----------------------------------------------------------------

                    Three Months Period      Six Months Period
                  ----------------------   ----------------------
                  Sept. 30,    Sept. 30,   Sept. 30,    Sept. 30,
                    1998         1997        1998         1997
                  ---------    ---------   ---------    ---------
CASH FLOW FROM
 OPERATING
 ACTIVITIES:
   Net <Loss>     $   <739>    $   <694>   $ <1,575>    $   <778>
   Increase
    <decrease> in
    accounts
    payable             29          <16>       <543>        <176>
   Decrease in
    prepaids           500                    1,000
                  ---------    ---------   ---------    ---------
     Net cash
      used from
      operating
      activities      <210>        <710>     <1,118>        <954>
                  ---------    ---------   ---------    ---------

NET INCREASE
<DECREASE>IN CASH     <210>        <710>     <1,118>        <954>

CASH AT BEGINNING
 OF PERIOD          15,780       17,652      16,688       17,896
                  ---------    ---------   ---------    ---------

CASH AT END
 OF PERIOD        $ 15,570     $ 16,942    $ 15,570     $ 16,942
                  =========    =========   =========    =========















                        Prepared by management.
              The accompanying notes are an integral part
                    of these financial statements.

Submission page 6 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Notes to Financial Statements as of September 30, 1998
(UNAUDITED)
-----------------------------------------------------------------


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










































Submission page 7 of 10

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


In November 1998, Sunshine Mining Company reported that it had suspended construction of the $2 million ramp between the Sunshine Mine and the ConSil Mine due to low silver, copper, lead and antimony prices.















Submission page 8 of 10

             MINERAL MOUNTAIN MINING & MILLING COMPANY


                               PART II


ITEM 1     LEGAL PROCEEDINGS

           NONE

ITEM 2     CHANGES IN SECURITIES

           NONE

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           NONE

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE

ITEM 5     OTHER INFORMATION

           NONE

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

           NONE

***************************************************************************
                                 Signatures
***************************************************************************

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Mineral Mountain Mining
                                       & Milling Company
                                     (Registrant)

Dated: December 16, 1998         By      /s/ Donald L. Hess
                                    -----------------------------
                                    Donald L. Hess
                                    Secretary / Treasurer


Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Dated:  December 16, 1998        By      /s/ Donald L. Hess
                                    -----------------------------
                                    Donald L. Hess
                                    Secretary / Treasurer


Submission page 9 of 10