Form 10-Q
period 1998-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 1999-01-21
CIK 66600

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

        For the quarterly period ended December 31, 1998

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

        Yes  ( )                              No     (X)*

* The last Form 10-K filed by the company was the Form 10-K for the fiscal year ended March 31, 1991. The most recent 10-Q was for the quarter ended September 30, 1998.


              APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1998:

                            3,078,049







Document page 1 of 9

           MINERAL MOUNTAIN MINING & MILLING COMPANY


                            PART I


ITEM 1    Statement of Financial Position as of
          December 31, 1998 and March 31, 1998                        3

          Statement of Operations for the Three and Nine
          Month Periods Ended December 31, 1998 and 1997              4

          Statement of Changes in Stockholders' Equity for the
          Three Month Periods Ended December 31, 1998 and 1997        5

          Statement of Cash Flows for the Three and Nine
          Month Periods Ended December 31, 1998 and 1997              6

          Notes to Financial Statements as of December 31, 1998       7





































Document page 2 of 9

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Financial Position
as of December 31, 1998 and March 31, 1998
(UNAUDITED)
---------------------------------------------------------------

                             ASSETS
                            --------

                                     Dec. 31,       March 31,
                                       1998           1998
                                    ----------     ----------
CURRENT ASSETS
  Cash in banks                     $   15,730     $   16,688
  Prepaids                                 500          2,000
                                    -----------    -----------
     Total current assets               16,230         18,688
                                    -----------    -----------
MINING PROPERTY                         53,808         53,808
                                    -----------    -----------
  TOTAL ASSETS                      $   70,038     $   72,496
                                    ===========    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY
             --------------------------------------

CURRENT LIABILITIES
  Accounts payable to
   Officers and Directors           $      210     $      683
                                    -----------    -----------
     Total current liabilities             210            683
                                    -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock; $0.10 par value;
   15,000,000 shares authorized;
   3,078,049 shares issued and
   outstanding                         153,902        153,902
  Additional paid-in capital           339,978        339,978
  Accumulated deficit                 <424,052>      <422,067>
                                    -----------    -----------
     Total stockholders' equity         69,828         71,813
                                    -----------    -----------
  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY             $   70,038     $   72,496
                                    ===========    ===========









                     Prepared by management.
The accompanying notes are an integral part of these financial statements.
Document page 3 of 9

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Operations For the Three and Nine
Month Periods Ended December 31, 1998 and December 31, 1997
(UNAUDITED)
----------------------------------------------------------------

                    Three Months Period      Nine Months Period
                    -------------------      ------------------
                    Dec. 31,    Dec. 31,     Dec. 31,   Dec. 31,
                      1998        1997         1998       1997
                    --------    --------     --------   --------
REVENUES
  Interest Income   $   242     $   307      $   719    $   962
                    --------    --------     --------   --------

OPERATING EXPENSES
  Accounting                                     119        898
  Other profes-
    sional services     500                    1,500
  Office expenses        80         103          703        328
  Spokane
   Quotation fee                                 300        300
  SEC Fees               46                       46
  Taxes                  26          26           36         36
                    --------    --------     --------   --------
   Total
     operating
     expenses           652         129        2,704      1,562
                    --------    --------     --------   --------
NET INCOME <LOSS>   $  <410>    $   178      $<1,985>   $  <600>
                    ========    ========     ========   ========

NET INCOME <LOSS>
  PER SHARE             NIL         NIL          NIL        NIL
                    ========    ========     ========   ========




















                     Prepared by management.
The accompanying notes are an integral part of these financial statements.
Document page 4 of 9

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Changes in Stockholders' Equity For the
Three Month Periods Ended December 31, 1998 and December 31, 1997
(UNAUDITED)
-----------------------------------------------------------------

             Shares     Amount     Capital     Deficit    Total
           ---------   --------   ---------  ----------  -------
Balances
as of
09-30-97   2,887,469   $144,373   $ 339,978  $<417,984>  $66,397

Net
Income                                             178       178
           ----------  ---------  ---------- ----------  --------
Balances
as of
12-31-97   2,887,469   $144,373   $ 339,978  $<417,776>  $66,575
           ==========  =========  ========== ==========  ========


Balances
as of
09-30-98   3,078,049   $153,902   $ 339,978  $<423,642>  $70,238

Net
Income                                            <410>     <410>
           ----------  ---------  ---------- ----------  --------

Balances
as of
12-31-98   3,078,049   $153,902   $ 339,978  $<424,052>  $69,828
           ==========  =========  ========== ==========  ========





















                     Prepared by management.
The accompanying notes are an integral part of these financial statements.
Document page 5 of 9

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Cash Flows For the Three and Nine Month Periods
Ended December 31, 1998 and 1997
(UNAUDITED)
-----------------------------------------------------------------

                      Three Months Period    Nine Months Period
                      -------------------    ------------------
                      Dec. 31,    Dec. 31,   Dec. 31,   Dec. 31,
                        1998        1997       1998       1997
                      --------    --------   --------   --------
CASH FLOW FROM
 OPERATING
 ACTIVITIES:

  Net Income <Loss>   $  <410>    $   178    $<1,985>   $  <600>
  Increase
   <decrease> in
   accounts payable        70          85       <473>       <91>
  Decrease in
   prepaids               500                  1,500
                      --------    --------   --------   --------
     Net cash used
      from
      operating
      activities          160         263       <958>      <691>
                      --------    --------   --------   --------
NET INCREASE
 <DECREASE> IN CASH       160         263       <958>      <691>

CASH AT BEGINNING
 OF PERIOD             15,570      16,942     16,688     17,896
                      --------    --------   --------   --------
CASH AT END
 OF PERIOD            $15,730     $17,205    $15,730    $17,205
                      ========    ========   ========   ========


















                     Prepared by management.
The accompanying notes are an integral part of these financial statements.
Document page 6 of 9

MINERAL MOUNTAIN MINING & MILLING COMPANY
Notes to Financial Statements as of December 31, 1998
(UNAUDITED)
--------------------------------------------------------------------------

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










































Document page 7 of 9

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
















Document page 8 of 9

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

Document page 9 of 9