Form 10-K
period 1999-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 1999-06-30
CIK 66600

NOTE:  FORMAT  GUIDE  FOR  PRINTING  READABLE  HARD  COPY

       PAGE  LENGTH:  63  LINES
       PROBABLE  MARGINS:  0.5"  AT  TOP  AND  BOTTOM,  0.5"  AT  RIGHT AND LEFT
       FONT:  COURIER  NEW,  10PT

       LINE  ONE  BEGINS  AT  "START"













(This  space  left  blank  intentionally)

START**************************************************************************
                     SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.  20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended March 31, 1999

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to ___________

                       Commission  File  No.  001-3317

                MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
       (Exact  name  of  registrant  as  specified  in  its  charter)

                     IDAHO                                  82-0144710
      (State  or  other  jurisdiction  of                (IRS  Employer
       incorporation  or  organization)              Identification  Number)

        421  Coeur  d'Alene  Ave  -  Suite  3
               Coeur  D  Alene,  Idaho                           83814
      (Address  of  principal  executive  offices)            (Zip  Code)

Registrant's  telephone  number, including  area  code:   (208)  664-3544

    Securities  registered  pursuant  to  Section  12(b)  of  the  Act:

                                           Name  of  each  exchange
   Title  of  each  class                   on  which  registered
  ------------------------               ---------------------------
  Common  capital  stock,
    5  cent  par  value                             <*>

<*>  Shares  were  formerly  listed  on  the  Spokane  Stock  Exchange which  closed  May  24,  1991.

     Securities  registered  pursuant  to  Section  12(g)  of  the  Act:

                               NONE
                         (Title  of  Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes   (   )        No    ( X **)

** Forms 10-Q have been filed for the first three quarters of the fiscal year ended March 31, 1999. The last annual report Form 10-K filed by the Registrant was for their fiscal year ended March 31, 1992

The aggregate market value based on the bid price of the shares of Common Stock held by non-affiliates of the registrant at June 26, 1999 was approximately
$65,210. For purposes of this computation, all officers, directors and 10% shareholders of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and 10% shareholders are affiliates.

Indicate the number of shares outstanding of the Registrant's classes of Common Stock, as of the latest practicable date.

    Title  of  Each  Class            Number  of  Shares  Outstanding
      of  Common  Stock                    at  June  26,  1999
Common  Stock  five  cent  par  value             3,078,049

*******************************************************************************

                  MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                                   FORM  10-K
                                March  31,  1999

                              TABLE  OF  CONTENTS

                                     PART  I
                                                                         PAGE

Item  1.  Business                                                         3

Item  2.  Properties                                                     3-4

Item  3.  Legal  Proceedings                                               4

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Members.     4


                                    PART  II

Item  5.  Market  for  Registrant's  Common  Equity  and  Related
          Stockholder  Matters                                             5

Item  6.  Selected  Financial  Data                                      5-6

Item  7.  Management's  Discussion  and  Analysis  of
         Financial  Condition  and  Results  of  Operations                6

Item  8.  Financial  Statements  and  Supplementary  Data                  7

Item  9.  Disagreements  on  Accounting  and  Financial  Disclosure        7

                                    PART  III

Item  10.  Directors  and  Executive  Officers of  the  Registrant         8

Item  11.  Executive  Compensation.                                        8

Item  12.  Security  Ownership  of  Certain  Beneficial Owners
           and Management                                                  9

Item  13.  Certain  Relationships  and  Related  Transactions             10

                                     PART  IV

Item  14.  Exhibits, Financial Statement  Schedules, and
           Reports on Form 8-K                                            10

          Index  to  Financial  Statements                                10

Signature  Page                                                           21

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

                              PART  I

ITEM  1  -  BUSINESS

   (a)   General  Developments  of  Business:

         The Registrant was incorporated under the laws of the state of Idaho on August 4, 1932 and is a mining company in the exploration stage. It is engaged in exploring for non-ferrous and precious metals, principally silver, lead and zinc. The mining properties of the registrant are located in Shoshone County, Idaho. For further description of the Registrant's properties see ITEM 2 of this report. If any ores should be developed and produced, these would be milled and the concentrates sold to metal smelters at prices determined by the metals on the open market.

ITEM  2  -  PROPERTIES

   (a)   The  Registrant  has  the  following  properties:

         The Registrant is the owner of an undivided one-third interest in the "Mineral Mountain Area" situated near Osburn, Idaho consisting of the four original Mineral Mountain Patented lode mining claims and those portions of six Chester and three Polaris claims which lie northerly from a warped plan lying parallel and 300 feet northerly from the center of the Chester Vein.

         The property of the Registrant lies between the main workings of the Sunshine Mine on the west, and the Consolidated Silver property on the east. Both of these properties are owned by Sunshine Mining Company. Sunshine's second quarter report of 1998 issued the following regarding their operations:

           "Exploration  at  the  Sunshine  is  now  focused  on  finding the next major ore body to mine after the West Chance is depleted. To that end two exploration programs have  begun  in  the  eastern  portion  of  the  mine.  The first is a 3100-foot ramp project initiated in the second quarter that will access existing reserves around 10 Shaft and open up a large area for new exploration. Beginning from the 3100 level off the
            10  Shaft,  the  ramp  will  be  driven  on  a  decline  to  the east  down  to  the  4000  level,  at  which  point  it  will turn  back  to  the  north  and  then  back  to  the  west ultimately bottoming back at the 10 Shaft on the 4400 level. Drill stations installed along the way will provide our first opportunity to explore much of this country, and in fact the initial drifting activity has already crossed a previously unmapped section of a vein.



Document page 3

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999


            The other program is further to the east, off the ConSil shaft. There we have begun a drilling program to examine the Deep Chester and the eastern Yankee Girl veins. The deep extensions of the Chester Vein are of particular interest, as the upper extensions of the Chester produced over 100 million ounces of silver, and the deeper eastern portion of the mine appears to have favorable stratigraphy to host a major ore body. Indeed, before closing the 10 Shaft, drifting had established a reserve block in the Good Hope area on the 5000 level containing 8300 tons at an average grade of 29 ounces per ton. Initial drilling into the Deep Chester area will attempt to expand this reserve block."

         Year 1998 Sunshine Annual Report to Shareholders issued in 1999 contained the following additional information on these two projects:

           "We are proceeding with plans to open up the eastern area of the Sunshine Mine, with several targets there that we think have the combined potential to contain more than 100 million ounces of silver. A ramp is planned to be driven downward from the 3700 level of the Sunshine Mine to connect with the 4000 level of the ConSil, opening up a large exploration territory in the process. This ramp will also provide good access to existing reserve blocks in the 101 Vein and the Chester Vein. Another branch of the ramp will be driven to support an exploration drilling effort into the Deep Chester Vein / Good Hope area. We believe this area holds the potential for a truly major reserve addition at the mine.


            Once the ConSil shaft connection is made, we will be able to convert the ConSil shaft into a production facility. This will increase the mine's capacity by 50%, and reduce unit production costs by at least another 10%. In other words, the mine's production could increase to about 8 million ounces at a cash cost of less than $4.00, assuming success in our exploration program."

         Directors of the Registrant are hopeful that the above work by Sunshine will lead to further exploration work of the Mineral Mountain Area.









Document page 4

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

ITEM  3  -  LEGAL  PROCEEDINGS

   The  Registrant  has  no  legal  actions  pending  against  it  and  it is  not  a  party  to  any  suits  in  any  court  of  law,  nor  are  the directors  aware  of  any  claims  which  could  give  rise  to litigation.
   No  director,  officer,  or  affiliate  of  the    registrant  or  owner
   of  5%  or  more  of  the  Registrant's    securities,  or  any  associate
   is  an  adverse  party  to  the  registrant.

   There are no letters of inquiry, or proceedings by the Federal Government, or any State agency directed toward the Registrant.

   The Registrant is not involved in any civil rights negotiations or proceedings.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

   No matters were submitted to a vote of the security holders in 1998 or the first quarter of 1999.

                                     PART  II

ITEM  5  -  MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND
          RELATED  STOCKHOLDERS  MATTERS

   (a)   Market  information:

         The Registrant's stock was formerly traded on the Spokane Stock Exchange, Spokane, Washington which closed on May 24, 1991. Quotation for the Company's shares are now reported by the Spokane Quotation Bureau.

         The bid prices for the Registrant's stock for the period ending March 31, 1999 are as follows:

                                               High        Low
                                            ----------  ---------
           1997
           First  Quarter                    3  cents   1  cent
           Second  Quarter                   3  cents   1  cent
           Third  Quarter                    3  cents   2  cents
           Fourth  Quarter                   3  cents   2  cents

           1998
           First  Quarter                    4  cents   2  cents
           Second  Quarter                   4  cents   2  cents
           Third  Quarter                    4  cents   2  cents
           Fourth  Quarter                   5  cents   2  cents

           1999
           First  Quarter                    5  cents   3  cents



Document page 5

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

   (b)   Approximate  Number  of  Equity  Security  Holders:

         Title  of  Class                Number  of  Record  Holders
         ----------------                --------------------------

      Common  Assessable  Capital         Approximately  1,449  as  of
      Stock,  par  value five cents            March  31,  1999
              per  share

                                      PART  II

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Company's financial statements and the notes thereto:

                 Yr  Ended   Yr  Ended   Yr  Ended   Yr  Ended  Yr  Ended
                   3-31-99     3-31-98     3-31-97    3-31-96    3-31-95
                 ----------  ----------  ----------  ---------  --------
Operating
  Revenue        $    928    $  1,192    $   729     $   815    $  17,645

Net  Income
 (Loss)          $  <3,823>  $  <4,891>  $<2,642>    $ <2,269>  $  12,791

Net  Income
 (Loss)  Per
  Share          $ <0.0012>  $ <0.0015>  $<0.0009>   $ <0.0080> $  0.0044

Total  Assets    $  69,652   $   72,496  $  71,704   $  73,839  $  75,043

Working
 Capital         $  14,182   $  18,005   $  13,367   $  16,009  $  18,278

 ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   (a)   Full  fiscal  year:

         The Registrant is an exploration stage mining company and does not at present have any operating income. The company does not anticipate any material changes in its financial position in the immediate future.

         (1)   Liquidity:

               As the Registrant has limited operations, the only funds required at this time are for corporate administrative costs. The annual cash needs of the Registrant are approximately $3,400. These funds can be made available in the future by the Registrant issuing stock on a private-placement basis or borrowing from the officers and directors after present cash resources are depleted.

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

         (2)   Capital  Resources:

               At the present time the Registrant does not have any commitments for capital expenditures. Any capital expenditures would be very small, and would probably be financed by loans from the officers and directors.

         (3)   Results  of  Operations:

               The patented claims are being maintained and the financial records are updated quarterly.

                                  PART  II

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

         See  Item  14  Index

ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON
            ACCOUNTING  AND  FINANCIAL  DISCLOSURE

         There were no disputes or disagreements with or changes of accountants.

                                   PART  III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

   (a)   Identification  of  Directors:

           Name                                             Age
          ---------------------------                     -----
          Earl  T.  Siler                                    84
          Donald  L.  Hess                                   70
          Forrest  Godde
          Richard  L.  Schwary                               71
          Josef  Suveg                                       71

          The Directors will serve until the next meeting of the shareholders or until their successors are elected and qualified.

          Earl  Siler  served  as  a  director  since             1993

          Donald  L.  Hess  has  served  as  a  director  since     1993

          Forrest  Godde  has  served  as  a  director  since      1993

          Richard  L.  Schwary  has  served  as  a  director  since  1985

          Josef  Suveg  has  served  as  a  director  since        1993

          There are no arrangements or understandings between any of the directors and any other persons pursuant to which any director is to be selected as a director or nominee.

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

   (b)   Identification  of  Executive  Officers:

               Name         Age                  Title
         ----------------  -----    -------------------------------------
         Earl  T.  Siler     84     President and Chief Executive Officer

         Donald  L.  Hess    70     Secretary/Treasurer  and  Principal
                                    Financial  Officer

         The officers serve in the positions indicated after their names for a period of one year or until a successor is elected and qualified.

                             PART  III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
(continued)

   (I)   Background.

         Earl T. Siler, 74, is the President of the Registrant and is a Director. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

         Donald  L.  Hess,  70,  is  the  Secretary-Treasurer  of  the
         Registrant  and  is  a  Director.  He  is  a  Certified  Public
         Accountant with over 40 years of experience in public accounting.

   (II)  Directorships.

         Earl T. Siler is the President and Director of the Registrant. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

         Donald L. Hess is the Secretary-Treasurer and Director of the Registrant. He is a Certified Public Accountant with over 40 years of experience in public accounting.

         Forrest Godde is a businessman and Director of Mineral Mountain Mining & Milling Company.

         Josef Suveg is a retired mining engineer and Director of Mineral Mountain Mining & Milling Company.

         Richard  L.  Schwary  is  a  Director  of  Mineral  Mountain
         Mining  and  Milling  Company.

ITEM  11  -  EXECUTIVE  COMPENSATION

   (a)   (1)   All  executive  officers

               Total annual compensation received by all executive officers is $600 per year.
Document page 8

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999


ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
           AND  MANAGEMENT

   (a)   Security  ownership  of  certain  beneficial  owners.

                                          Amount &
                                          Nature of
         Title of        Name of          Beneficial         Percent of
           Class     Beneficial Owner     Ownership            Class
         ---------  ------------------   ----------------    -----------
          Common    Borjessan Family        Direct              12.07%
          Shares                          371,458 shares

          Common     Cede  &  Co           On  Deposit           9.52%
          Shares                          for  brokers
                                          292,979 shares


   (b)   Security  ownership  of  management.

                                          Amount &
                                          Nature of
         Title of        Name of          Beneficial         Percent of
           Class     Beneficial Owner     Ownership            Class
         ---------  ------------------   ----------------    -----------
          Common    Earl  T.  Siler           91,000            2.96%
          Shares                              Direct

          Common    Donald  L.  Hess         326,713           10.61%
          Shares                              Direct

          Common    Forrest  Godde            40,000            1.30%
          Shares                             Direct

          Common    Josef  Suveg              31,000            1.00%
          Shares                              Direct

          Common    Richard  Schwary          44,200            1.44%
          Shares                              Direct

Total  of  all Officers and Directors :      532,913           17.31%
                                           Shares of Record
                                           & Beneficially








Document page 9

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                      FORM  10-K  --  PARTS  I,  II,  III  &  IV
                                  March  31,  1999

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

   (a)   Transactions  with  Management  and  Others.

         There  have  been  no  transactions  of  the  type  set  forth  in
         Item  404(a)  of  Regulation  S-X.

   (b)   Certain  Business  Relationships.

         Donald L. Hess, Secretary of the Company, also maintains the financial records of the Registrant. He is also the owner of the Idaho Stock Transfer Company which acts as transfer agent and registrar of the Registrant's outstanding stock.

                                 PART  IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES  AND
             REPORTS  ON  FORM  8-K

   (a)   Financial  Statements.

         Statement  of  Financial  Position,
          March  31,  1999,  1998  and  1997                           12

         Statement  of  Operations  for  the
          years  ended  March  31,  1999,  1998  and  1997             13

         Statement  of  Stockholders'  Equity  from
          August  4,  1932  to  March  31,  1993  and  for
          the  years  ended  March  31,  1994  through
          March  31,  1999                                             14

         Statement  of  Cash  Flows  for  the  years  ended
          March  31,  1999,  1998  and  1997                           15

         Notes  to  Financial  Statements,
          March  31,  1999,  1998  and  1997                        16-19

   The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

   (b)   Reports  on  Form  8-K.

         No reports were filed by the Registrant on Form 8-K during the last quarter of 1998 or the first quarter of 1999.








Document page 10

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Statement  of  Financial  Position,  March  31, 1999, 1998 and 1997
(UNAUDITED)
-------------------------------------------------------------------

                                      1999       1998      1997
                                   ---------  ---------  ---------
ASSETS

CURRENT  ASSETS
---------------
 Cash  in  bank                     $     733  $   1,458  $  2,896
 Certificate  of  deposit              15,111     15,230    15,000
 Receivables  and  prepaids                        2,000
                                    ---------  ---------  ---------
     TOTAL  CURRENT  ASSETS            15,844     18,688    17,896
                                    ---------  ---------  ---------
PROPERTY
---------
 Mining  Property (Notes  2 & 3)       53,808     53,808    53,808
                                    ---------  ---------  ---------
      TOTAL  ASSETS                 $  69,652  $  72,496  $  71,704
                                    =========  =========  =========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
--------------------
  Accounts  payable  to
   Officers  and  Directors         $  1,662   $     683  $   4,529
                                    ---------  ---------  ---------
      TOTAL  CURRENT  LIABILITIES      1,662         683      4,529
                                    ---------  ---------  ---------
SHAREHOLDERS'  EQUITY
---------------------
  Capital  Stock,
   non-assessable, par value
   five cents per share, authorized
   10,000,000 shares, issued
   3,078,049 shares at 3-31-99 and
   3-31-98, and 2,887,469 shares
   at 3-31-97   <Note  4>             153,902    153,902    144,373
  Paid-in  surplus                    339,978    339,978    339,978

  <Deficit>  accumulated
   during  the  exploration
   stage                             <425,890>  <422,067>  <417,176>
                                    ---------  ---------  ---------
     SHAREHOLDERS  EQUITY              67,990     71,813     67,175
                                    ---------  ---------  ---------
       TOTAL  LIABILITIES  AND
        SHAREHOLDERS'  EQUITY       $  69,652  $  72,496  $  71,704
                                    =========  =========  =========

              Prepared  from  the  records  without  audit.
  The  accompanying  notes  to  financial  statements  are  an  integral part  of  this  financial  statement.

Document page 11

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Statement  of  Operations  for  the  years  ended
March  31,  1999,  1998  and  1997
(UNAUDITED)
----------------------------------------------------------------

                                                       08/04/32
                                                          to
                          1999      1998      1997     03/31/99
                        --------  --------  --------   ---------
INCOME
 Sale  of  timber                                      $  22,155
 Interest  income       $   928   $  1,192  $   729        3,963
                        --------  --------  --------   ---------
   TOTAL  INCOME            928      1,192      729       26,118
                        --------  --------  --------   ---------
EXPENSES
 Officers and
  Directors fees and
  expenses    <Note  4>     600     4,029       494      118,672
 Professional fees        2,802       898       851      269,635
 SEC  &  stock
  exchange fees             132                            6,232
 Office
  supplies  & expenses      481       445       425       11,077
 Property & other taxes      36        36        36        1,406
 Transfer  Agency fees      400       375       365        2,175
 Spokane  Quotation
  Bureau                    300       300       300        1,350
 Engineering  &
  property  costs                               900        9,426
 Net  general  &
  administrative
  expenses August 4,
  1932 through March
  31,  1962                                               92,402
                        --------  --------  --------   ---------
    TOTAL  EXPENSES        4,751     6,083     3,371     272,375
                        --------  --------  --------   ---------
INCOME  <LOSS>  BEFORE
 OTHER  INCOME  AND
 EXPENSES                 <3,823>   <4,891>   <2,642>   <246,257>
Write-off  capitalized
 exploration  costs                                     <196,997>
Prior  year
 debt  adjustment                                         17,364
                        --------  --------  --------   ---------
NET  INCOME  <LOSS>
 BEFORE  TAXES            <3,823>   <4,891>   <2,642>   <425,890>
INCOME  TAXES  <Note  5>       0         0         0           0
                        --------  --------  --------   ---------
NET  INCOME  <LOSS>     $ <3,823> $ <4,891> $ <2,642>  $<425,890>
                        ========  ========  ========   =========
PER  SHARE              $<0.0012> $<0.0015> $<0.0009>  $ <0.1384>
                        ========  ========  ========   =========

            Prepared  from  the  records  without  audit.
  The  accompanying  notes  to  financial  statements  are  an  integral part  of  this  financial  statement.
Document page 12

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Statement  of  Stockholders'  Equity
from  August  4,  1932  to  March  31,  1993,
And  for  the  years  ended  March  31,  1994  through  March  31,  1999
(UNAUDITED)
---------------------------------------------------------------------------

               Number                          Accumu-     Cost  of
               of  Shares  Par       Paid-In   lated       Treasury
               Issued      Value     Surplus   <Deficit>   Stock      Total
               ----------  --------  --------  ----------  ---------  ---------
From 8-4-32 to
3-31-93         2,531,649  $126,582  $341,967  $<240,822>  $ <2,355>  $225,372

3-31-94
Net Loss                                        <184,234>             <184,234>

Stock
Issuances         180,000     9,000                                      9,000
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-94         2,711,649    135,582  341,967  <425,056>     <2,355>     50,138

3-31-95
Net Income                                       12,791                  12,791

Stock
Issuances         175,820     8,791                                      8,791

Treasury
Stock Issued                           <1,989>                  2,355       366
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-95         2,887,469   144,373   339,978   <412,265>          0     72,086

3-31-96
Net Loss                                         <2,269>                <2,269>
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-96         2,887,469   144,373   339,978   <414,534>          0     69,817

3-31-97
Net Loss                                         <2,642>                <2,642>
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-97         2,887,469   144,373   339,978   <417,176>          0     67,175

3-31-98
Stock
Issuances
For services      190,280    9,529                                        9,529

Net Loss                                          <4,891>                <4,891>
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-98         3,078,049    153,902  339,978   <422,067>          0      71,813



Document page 13

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Statement  of  Stockholders'  Equity
from  August  4,  1932  to  March  31,  1993,
And  for  the  years  ended  March  31,  1994  through  March  31,  1999 (Continued)
(UNAUDITED)
----------------------------------------------------------------------------

               Number                          Accumu-     Cost  of
               of  Shares  Par       Paid-In   lated       Treasury
               Issued      Value     Surplus   <Deficit>   Stock      Total
               ----------  --------  --------  ----------  ---------  ---------

3-31-99
Net Loss                                          <3,823>                <3,823>
               ----------  --------  --------  ----------  ---------  ---------
BALANCES
3-31-99         3,078,049  $153,902  $339,978  $<425,890>  $      0   $  67,990
               ==========  ========  ========  ==========  =========  =========


            Prepared  from  the  records  without  audit.
  The  accompanying  notes  to  financial  statements  are  an  integral part  of  this  financial  statement.


































Document page 14

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Statement of Cash Flows for the years ended March 31, 1999, 1998 and 1997 (UNAUDITED)
----------------------------------------------------------------

                                      1999       1998      1997
                                   ---------  ---------  ---------

CASH  FLOWS  FROM
 OPERATING  ACTIVITIES:

   Net  Income<Loss>                $ <3,823>  $ <4,891> $ <2,642>
   Adjustments  to  reconcile
    to  net  cash  provided
    or  (used):
      Increase  receivables
       &  prepaids                     2,000     2,000     2,700
      Increase  <decrease>
       to  payables                      979    <3,846>      507
                                   ---------  ---------  ---------

    NET  CHANGE  FROM  OPERATIONS       <844>   <6,737>      565
                                   ---------  ---------  ---------


CASH  FLOWS  FROM
 INVESTING  ACTIVITIES:
   Shares  issued  in  payment  of
    Services  -  110,580  shares                 5,529
                                   ---------  ---------  ---------

NET INCREASE <DECREASE> TO CASH         <844>   <1,208>       565

CASH  BEGINNING  OF  PERIOD           16,688    17,896     17,331
                                   ---------  ---------  ---------


CASH  END  OF  PERIOD              $  15,844  $  16,688  $  17,896
                                   =========  =========  =========

NON-CASH  TRANSACTIONS                 NONE      NONE      NONE
                                   =========  =========  =========


INTEREST  AND  INCOME  TAXES  PAID     NONE      NONE      NONE
                                   =========  =========  =========

            Prepared  from  the  records  without  audit.

  The  accompanying  notes  to  financial  statements  are  an  integral part  of  this  financial  statement.






Document page 15

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Notes  to  Financial  Statements,  March  31,  1999,  1998  and  1997
(UNAUDITED)
-------------------------------------------------------------

NOTE  1  -  COMPANY  BUSINESS
--------------------------

   The Company was incorporated under the laws of the state of Idaho on August 4, 1932, and has been in the exploratory stage since its inception. It is engaged in the business of mining and is exploring for non-ferrous and precious metals, primarily silver, lead and zinc. The property of the Company is situated in the Coeur d'Alene Mining District of Shoshone County, Idaho. The Company has no commercial production operations.

NOTE  2  -ACCOUNTING  POLICIES
----------------------------

   Use  of  Estimates  in  the  Preparation  of  Financial  Statements:

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The significant accounting principles and practices of the Company are as follows:

   a. The financial statements are prepared on the accrual basis of accounting.

   b. In accord with Statement No. 7 of the Financial Standards Board, regarding development stage companies <which classification includes exploration stage mining companies>, the Company charges costs related to exploration to operations with the exception of those which in the opinion of management have a continuing value. All previously capitalized exploration costs were written off during the year ended March 31, 1994.

   c. The Company is unable to present cumulative statements of shareholders' equity and cash flows from inception of exploration stage activities due to incomplete prior year accounting records. Presentation of cumulative statements is required by Statement of Financial Accounting Standards No. 7 of the Financial Accounting Standards Board.


   d. The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.


Document page 16

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Notes  to  Financial  Statements,  March  31,  1999,  1998  and  1997
(UNAUDITED)
-------------------------------------------------------------

NOTE  2 - ACCOUNTING  POLICIES (Continued
-----------------------------------------

   e. No current provision has been made for depletion or depreciation charges since the Company is in the exploratory stage. If and when a productive stage is reached, the cost of the claims would be charged off over the estimated life of the mine as ore is extracted.


   f. The deficit accumulated during the exploratory stage in the amount of $196,997 had been capitalized for income tax purposes to March 31, 1993. As no known ore bodies or productive vein systems had been discovered, these costs were written off for tax purposes on March 31, 1994.

   g. The Company has a recorded cost of $53,808 in its mining property which comprises 77% of total assets at March 31, 1999. The ultimate realization of the Company's carrying cost in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded costs or to sell such items in excess of its carrying cost. The ultimate realization of the Company's carrying costs in the mineral properties at March 31, 1999, cannot presently be determined. No provision for any possible revaluation of these assets has been made in the financial statements other than the write off of previously capitalized exploration costs at March 31, 1994.

   h. Earnings per share are computed using the weighted average of shares outstanding.

   i. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
       121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121).
       SFAS 121 became effective for the fiscal year beginning January 1, 1996. This new standard requires measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill and requires that if a long-lived asset is impaired (based on the fair value of the asset (which may, in some cases, be based on an estimate of expected future cash flows using a discount rate). The
       Company did not record any adjustment as a result of adopting this standard.


   j.  Deferred  income  tax  procedures.  See  Note  5.



Document page 17

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Notes  to  Financial  Statements,  March  31,  1999,  1998  and  1997
(UNAUDITED)
-------------------------------------------------------------

NOTE  3  -MINING  PROPERTY  AND  AGREEMENTS
---------------------------------------

   The Company's mining property consists of four patented mining claims which were acquired by the issuance of 1,100,000 shares of common capital stock. Prior to 1946, the Company performed a limited amount of exploration work on its claims over a number of years. An agreement was entered into on October 16, 1946 between Polaris Mining Company (now Hecla Mining Company) and Chester Mining Company providing for exploration and development work on a unitized area consisting of the four Mineral Mountain claims plus specifically defined portions of six Chester and three Polaris claims. Polaris was to perform the exploration work which was to be paid by Mineral Mountain.
   If the venture was successful, ores mined from the Mineral Mountain Area were to be divided on a basis of one-third each after 2/3 of all exploratory costs advanced by Mineral
   Mountain had been reimbursed from net smelter returns. The costs paid out by Mineral Mountain were included in the capitalized exploratory costs previously shown on the balance sheet. All capitalized exploration costs were written off on March 31, 1994. Work under the 1946 agreement was completed in the year 1948 without discovery of commercial ore.

   Another agreement on the "Mineral Mountain Area" was entered into on July 24, 1957. The 1957 agreement refers to termination of the 1946 agreement and that Polaris (Hecla Mining Company),

   Chester Mining Company and Mineral Mountain Mining and Milling Company, each owned an undivided one third interest in any commercial ore which may be found in the area. The 1957 agreement also provided that Mineral Mountain would not be reimbursed for 2/3 of the exploration costs it had expended on the unitized property under the 1946 agreement.

   The 1957 agreement further provided that Polaris (Hecla) was to perform exploratory work on the unitized area. Polaris (Hecla) reported that it had expended $102,067 under the 1957 agreement and that work was suspended in July 1958. The percentage interests set out in the 1957 agreement were Polaris, 50%, and Mineral Mountain and Chester, 25% each. Hecla Mining Company deeded all their interest in the Mineral Mountain Area to Sunshine Mining Company on June 26, 1984.










Document page 18

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Notes  to  Financial  Statements,  March  31,  1999,  1998  and  1997
(UNAUDITED)
-------------------------------------------------------------

NOTE  4  -CAPITALIZATION
-----------------------

   Mineral Mountain was originally incorporated on August 4, 1932, with an authorized capital of 2,000,000 shares of common capital stock with a par value of 5 cents per share. On March 31, 1952, the shareholders amended the authorized capital to 3,000,000 shares of 5 cents par value capital stock. On
   August 21, 1984, the shareholders amended the authorized capital to 10,000,000 shares of 5 cent par value capital stock.

   A summary of Mineral Mountain shares issued since inception to March 31, 1999 is as follows <Note: the respective Boards of Directors determined the basis of each consideration of capital stock issuance in non-cash transactions>:

                                             03-31-99
                                            ----------
            Cash                             1,077,700
            Services                           597,729
            Property                         1,100,000
            Payment  of  liabilities           302,620
                                            -----------

              TOTAL  OUTSTANDING             3,078,049
                                            ===========

   A summary of items making up the paid-in surplus account at March 31, 1999 is as follows:

            Premium  on  shares               $ 452,662
            Discount  on  shares                <39,472>
            Reacquired  shares  -  discount     <15,423>
            Commission  &  other                <57,789>
                                             -----------

                   TOTAL                     $  339,978
                                             ===========

   During  the  year  ended  March  31,  1998,  a  total  of  190,580 shares were issued for services rendered or in the payment of accounts payable for services rendered in prior years.





Document page 19

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<An  Exploratory  Stage  Mining  Company>
Notes  to  Financial  Statements,  March  31,  1999,  1998  and  1997
(UNAUDITED)
-------------------------------------------------------------

NOTE  5  -INCOME  TAXES
---------------------

   The corporation has a net operating loss carryover for income tax purposes of $202,432 which expires as follows:

                  03-31-09          $   188,807
                  03-31-11                2,269
                  03-31-12                2,642
                  03-31-13                4,891
                  03-31-19                3,823

   In  March  1992,  the  Financial  Accounting  Standards  Board  issued
   Statement 109 on accounting for income taxes. Statement 109 changed the method companies use to account for income taxes from the deferred method to an asset and liability method. At March 31, 1999, 1998 and 1997, deferred tax differences primarily relate to capitalization of exploration costs for income tax purposes.

   At March 31, 1999, 1998 and 1997, deferred tax differences primarily relate to the use of various tax return Schedule M-1 items like the use of a different accounting method for prior year administrative costs which have been written off for book purposes but capitalized for income tax purposes. The
   Company's deferred tax liabilities are completely offset by its net operating loss carryovers. As there is no certainty as to the utilization of these items, the benefit attributable thereto would be fully offset by a valuation allowance.

























Document page 20

                                    SIGNATURES
                                   ------------


Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
<REGISTRANT>

   /s/  DONALD  L.  HESS                   /s/  EARL  T.  SILER
_____________________________      _____________________________
Donald  L.  Hess                     Earl  T.  Siler
Secretary  -  Treasurer,             President,  Chief
Principal  Financial  Officer        Administrative  Officer  and
and  Director                        Director

Date:  June  24,  1999               Date:  June  24,  1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

                                      /s/  EARL  T.  SILER
Date:  June  24,  1999              _____________________________
                                     Earl  T.  Siler
                                     President,  Director  and
                                     Principal  Executive  Officer


                                      /s/  DONALD  L.  HESS
Date:  June  24,  1999              _____________________________
                                     Donald  L.  Hess
                                     Secretary  -  Treasurer,  Director
                                     and  Principal  Financial  Officer


                                      /s/  FORREST  GODDE
Date:  June  24,  1999              _____________________________
                                     Forrest  Godde
                                     Director


                                      /s/  JOSEF  SUVEG
Date:  June  24,  1999              _____________________________
                                     Josef  Suveg
                                     Director

                                  _____________________________

                                     Richard  L.  Schwary
                                     Director