Form 10-Q
period 1999-06-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 1999-08-16
CIK 66600

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

                  For  the  quarterly  period  ended  June  30,  1999

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

           Yes         X               No
                  ___________              ___________


                       APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1999:

                                   3,078,049









*******************************************************************************

Document Page 1 of 10

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                 FORM 10Q
                  For  the  quarterly  period  ended  June  30,  1999



                                     PART I



ITEM 1   Statement of Financial Position as of
         June 30, 1999 and March 31, 1999

         Statement of Operations for the
         Three Month Periods Ended June 30, 1999 and 1998

         Statement of Changes in Stockholders' Equity for the Three Month Periods Ended June 30, 1999 and 1998

         Statement of Cash Flows for the
         Three Month Periods Ended June 30, 1999 and 1998

         Notes to Financial Statements as of June 30, 1999





































Document page 2 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Financial Position as of June 30, 1999 and March 31, 1999
(UNAUDITED)
-------------------------------------------------------------------------------


                                    ASSETS
                                  ----------
                                                   June 30,         March 31,
                                                     1999             1999
                                                  ----------       ----------
CURRENT ASSETS
  Cash in banks                                   $  15,773        $  15,844
                                                  ----------       ----------
    Total current assets                             15,773           15,844
                                                  ----------       ----------
MINING PROPERTY                                      53,808           53,808
                                                  ----------       ----------
TOTAL ASSETS                                      $  69,581        $  69,652
                                                  ==========       ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                      --------------------------------------

CURRENT LIABILITIES
  Accounts payable to Officers and Directors      $   1,987        $   1,662
  Accounts payable, general                              76
                                                  ----------       ----------
    Total current liabilities                         2,063            1,662
                                                  ----------       ----------
STOCKHOLDERS' EQUITY
  Common stock; $0.10 par value;
   15,000,000 shares authorized;
   3,078,049 shares issued and
   outstanding                                      153,902          153,902
  Additional paid-in capital                        339,978          339,978
  Accumulated deficit                              <426,362>        <425,890>
                                                  ----------       ----------
    Total stockholders' equity                       67,518           67,990
                                                  ----------       ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                             $  69,581        $  69,652
                                                  ==========       ==========












                            Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document page 3 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Operations For the Three Month Periods Ended
June 30, 1999 and June 30, 1998
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   June 30,         June 30,
                                                     1999             1998
                                                  ----------       ----------
REVENUES
  Interest Income                                 $     235        $     250
                                                  ----------       ----------
OPERATING EXPENSES
  Accounting                                            235              119
  Other professional services                                            500
  Office expenses                                       162              157
  Spokane Quotation fee                                 300              300
  Taxes                                                  10               10
                                                  ----------       ----------
    Total operating expenses                            707            1,086
                                                  ----------       ----------
NET <LOSS>                                        $    <472>       $    <836>
                                                  ==========       ==========
NET <LOSS> PER SHARE                              $    <NIL>       $    <NIL>
                                                  ==========       ==========
































                            Prepared by management.
   The accompanying notes are an integral part of these financial statements.


Document page 4 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Changes in Stockholders' Equity For the Three Month Periods Ended June 30, 1999 and June 30, 1998
(UNAUDITED)
--------------------------------------------------------------------------------


                    Shares        Amount       Capital       Deficit     Total
                 -----------    ----------   -----------  ----------   ---------
Balances as of
March 31, 1998    3,078,049     $ 153,902    $  339,978   $<422,067>   $ 71,813

Net <Loss>                                                     <836>       <836>
                 -----------    ----------   -----------  ----------   ---------

Balances as of
June 30, 1998     3,078,049     $ 153,902    $  339,978   $<422,903>   $ 70,977
                 ===========    ==========   ===========  ==========   =========



Balances as of
March 31, 1999    3,078,049     $ 153,902    $  339,978   $<425,890>   $ 67,990
Net <Loss>                                                     <472>       <472>
                 -----------    ----------   -----------  ----------   ---------
Balances as of
June 30, 1999     3,078,049     $ 153,902    $  339,978   $<426,362>   $ 67,518
                 ===========    ==========   ===========  ==========   =========





























                            Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document page 5 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Cash Flows For the Three Month Periods Ended June 30, 1999 and 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                                   June 30,         June 30,
                                                     1999             1998
                                                  ----------       ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net <Loss>                                     $    <472>       $    <836>
   Increase <decrease> in accounts payable              401             <572>
   Decrease in prepaids                                                  500
                                                  ----------       ----------
     Net cash used from operating activities            <71>            <908>
                                                  ----------       ----------

NET INCREASE <DECREASE> IN CASH                         <71>            <908>

CASH AT BEGINNING OF PERIOD                          15,844           16,688
                                                  ----------       ----------

CASH AT END OF PERIOD                             $  15,773        $  15,780
                                                  ==========       ==========

































                            Prepared by management.
   The accompanying notes are an integral part of these financial statements.

Document page 6 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Notes to Financial Statements as of June 30, 1999
(UNAUDITED)
--------------------------------------------------------------------------------


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











































Document page 7 of 10

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                                 FORM  10Q
                  For  the  quarterly  period  ended  June  30,  1999


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

The Year 1998 Sunshine Annual Report to Shareholders issued in 1999 contained the following additional information on these two projects:

       "We are proceeding with plans to open up the eastern area of the Sunshine
        Mine, with several targets there that we think have the combined potential to contain more than 100 million ounces of silver. A ramp is planned to be driven downward from the 3700 level of the Sunshine Mine to connect with the 4000 level of the ConSil, opening up a large exploration territory in the process. This ramp will provide good access to existing reserve blocks in the 101 Vein and the Chester Vein. Another branch the ramp will be driven to support an exploration drilling effort into the Deep Chester Vein / Good Hope area. We believe this area holds the potential for a truly major reserve addition at the mine.


Document page 8 of 10

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                                 FORM  10Q
                  For  the  quarterly  period  ended  June  30,  1999

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

                NONE


ITEM  3          DEFAULTS  UPON  SENIOR  SECURITIES

                NONE


ITEM  4          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

                NONE


ITEM  5          OTHER  INFORMATION

                NONE


ITEM  6          EXHIBITS  AND  REPORTS  ON  FORM  8-K

                NONE














Document page 9 of 10

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                 FORM 10Q
                  For  the  quarterly  period  ended  June  30,  1999



--------------------------------------------------------------------------------
                                  SIGNATURES
--------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mineral Mountain Mining & Milling Company
                                     (Registrant)

Dated:  August 12, 1999               By      /s/      Donald L. Hess
                                          ----------------------------------
                                          Donald L. Hess
                                          Secretary - Treasurer


Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:  August 12, 1999               By      /s/      Donald L. Hess
                                          ----------------------------------
                                          Donald L. Hess
                                          Secretary - Treasurer