Form 10-Q
period 1999-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 1999-11-15
CIK 66600

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

                  For the quarterly  period  ended September 30,  1999

                         Commission  file  number  001-8187

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

           Yes         X               No
                  ___________              ___________


                       APPLICABLE  ONLY  TO  CORPORATE  ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1999:

                                   3,078,049









*******************************************************************************

Document Page 1 of 10

                     MINERAL MOUNTAIN MINING & MILLING COMPANY


                                        PART I



ITEM 1     Statement of Financial Position as of
           September 30, 1999 and March 31, 1999

           Statement of Operations for the Three and Six Month Periods Ended September 30, 1999 and 1998

           Statement of Changes in Stockholders' Equity for the Six Month Periods Ended September 30, 1999 and 1998

           Statement of Cash Flows for the Three and Six Month Periods Ended September 30, 1999 and 1998

           Notes to Financial Statements as of September 30, 1999








































Document Page 2 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Financial Position as of September 30, 1999 and March 31, 1999 (UNAUDITED)

                                        ASSETS

                                    Sept. 30,                March 31,
                                       1999                    1999
                                   -----------              -----------
CURRENT ASSETS
 Cash in banks                      $  15,884                $  15,844
                                    ----------               ----------

     Total current assets              15,884                   15,844

MINING PROPERTY                        53,808                   53,808
                                    ----------               ----------


            TOTAL ASSETS            $  69,692                $  69,652
                                    ==========               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable other             $     450
 Accounts payable to
  Officers and Directors                2,304                $   1,662
                                    ----------               ----------

  Total current liabilities             2,754                    1,662
                                    ----------               ----------

STOCKHOLDERS' EQUITY
 Common stock; $0.10 par value;
  15,000,000 shares authorized;
  3,078,049 shares issued and
  outstanding                         153,902                  153,902
 Additional paid-in capital           339,978                  339,978
 Accumulated deficit                 <426,942>                <425,890>
                                    ----------               ----------

  Total stockholders' equity           66,938                   67,990

           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY    $  69,692                $  69,652
                                    ==========               ==========






                              Prepared by management.
     The accompanying notes are an integral part of these financial statements.


Document Page 3 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Operations For the Six Month Periods Ended
September 30, 1999 and September 30, 1998
(UNAUDITED)

                         Three Months Period                Six Months Period
                        ---------------------              -------------------
                     Sept. 30,           Sept. 30,      Sept. 30,      Sept. 30,
                       1999                1998           1999            1998
                    ----------          ----------     ----------     ----------
REVENUES
 Interest Income     $   200             $   227        $   435        $   477
                     --------            --------       --------       --------

OPERATING EXPENSES
 Accounting              235                                470            119
 Other professional
   services              450                 500            450          1,000
 Office expenses          95                 466            257            623
 Spokane Quotation
   fee                                                      300            300
 Taxes                                                       10             10
                     --------            --------       --------       --------

   Total operating
    expenses             780               1,001          1,487          2,052
                     --------            --------       --------       --------

NET (LOSS)           $  <580>            $  <694>       $<1,052>       $<1,575>
                     ========            ========       ========       ========

NET (LOSS)
  PER SHARE          $   NIL             $   NIL        $   NIL        $   NIL
                     ========            ========       ========       ========





















                              Prepared by management.
     The accompanying notes are an integral part of these financial statements.



Document Page 4 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Changes in Stockholders' Equity For the
Three Month Periods Ended September 30, 1999 and September 30, 1998
(UNAUDITED)



                   Shares       Amount       Capital      Deficit      Total
                  ---------   ---------     ---------   -----------  ---------
Balances as of
June 30, 1998     3,078,049   $ 153,902     $ 339,978   $ <422,903>  $ 70,977

Net <Loss>                                                    <739>      <739>
                  ----------  ----------    ---------   -----------  ---------


Balances as of
Sept. 30, 1998    3,078,049   $ 153,902     $ 339,978   $ <423,642>  $ 70,238
                  ==========  ==========    ==========  ===========  =========





Balances as of
June 30, 1999     3,078,049   $ 153,902     $ 339,978   $ <426,362>  $ 67,990

Net <Loss>                                                    <580>      <580>
                  ----------  ----------    ---------   -----------  ---------


Balances as of
Sept. 30, 1999    3,078,049   $ 153,902     $ 339,978   $ <426,942>  $ 67,410
                  ==========  ==========    ==========  ===========  =========




















                              Prepared by management.
     The accompanying notes are an integral part of these financial statements.


Document Page 5 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Statement of Cash Flows For the Three and Six Month Periods Ended
September 30, 1999 and 1998
(UNAUDITED)


                              Three Months Period           Six Months Period
                             ---------------------         -------------------
                          Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                            1999           1998           1999            1998
                         ----------     ----------     ----------     ----------

CASH FLOWS FROM
 OPERATING ACTIVITIES
    Net <Loss>            $  <580>       $  <739>       $<1,052>       $<1,575>
    Increase <decrease>
     in accounts payable      691             29          1,092           <543>
    Decrease in prepaids                     500                         1,000
                          --------       --------       --------       --------

     Net cash used from
      operating
      activities              111           <210>            40         <1,118>


NET INCREASE <DECREASE>
 IN CASH                      111           <210>            40         <1,118>
                          --------       --------       --------       --------

CASH AT
 BEGINNING OF PERIOD       15,773         15,780         15,844         16,688
                          --------       --------       --------       --------


CASH AT END OF PERIOD     $15,884        $15,570        $15,884        $15,570
                          ========       ========       ========       ========

















                              Prepared by management.
     The accompanying notes are an integral part of these financial statements.



Document Page 6 of 10

MINERAL MOUNTAIN MINING & MILLING COMPANY
Notes to Financial Statements as of September 30, 1999
(UNAUDITED)


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

























(This space intentionally left blank)


















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

                                     SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mineral Mountain Mining & Milling Company
                                       (Registrant)

Dated:  November 14, 1999              By /s/ Donald L. Hess
                                          --------------------------------------
                                          Donald L. Hess
                                          Secretary - Treasurer

Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated:  November 14, 1999              By /s/ Donald L. Hess
                                          --------------------------------------
                                          Donald L. Hess
                                          Secretary - Treasurer