Form 10-K
period 2000-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2000-07-12
CIK 66600

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

[X]     ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  for  the  fiscal  year  ended  March  31,  2000

[   ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from __________ to ___________

Commission  File  No.  001-03317
                       ---------

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

                   IDAHO                                    82-0144710
     ----------------------------------     ------------------------------------
     (State  or  other  jurisdiction of     (IRS Employer Identification Number)
     incorporation  or  organization)

     421  Coeur  D'alene  Ave - Suite 3, Coeur D Alene,  Idaho        83814
     ---------------------------------------------------------     ----------
      (Address  of  principal  executive  offices)                 (Zip  Code)

       Registrant's telephone number, including area code:  (208) 664-3544
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
     Title  of  each  class                      on  which  registered
     ----------------------                      ---------------------

     Common capital stock, 5 cent par value                *

* Shares were formerly listed on the Spokane Stock Exchange which closed May 24, 1991.

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ( )     No     (X)

The aggregate market value based on the bid price of the shares of Common Stock held by non-affiliates of the registrant at June 28, 2000 was approximately
$19,000. For purposes of this computation, all officers, directors and 10% shareholders of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and 10% shareholders are affiliates.

Indicate the number of shares outstanding of the registrant's classes of Common Stock, as of the latest practicable date.

     Title  of  Each  Class  of  Common  Stock     Number  of Shares Outstanding
     -----------------------------------------     -----------------------------

     Common  Stock  five  cent  par  value                  3,078,049

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                    FORM 10-K
                                 March 31, 2000


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I
                                     ------

Item  1.  Business                                                           3

Item  2.  Properties                                                         3

Item  3.  Legal  Proceedings                                                 3

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Members        3


                                     PART II
                                     -------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                                4

Item  6.  Selected  Financial  Data                                          5

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results  of  Operations                                        5

Item  8.  Financial  Statements  and  Supplementary  Data                    6

Item  9.  Disagreements  on  Accounting  and  Financial  Disclosure          6

                                    PART III
                                    --------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant        7-8

Item  11.  Executive  Compensation                                           8

Item 12.  Security Ownership of Certain Beneficial Owners and Management   8-9

Item  13.  Certain  Relationships  and  Related  Transactions                9


                                     PART IV
                                     -------

Item  14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                           10-18

Signature  Page                                                             19

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000


                                     PART I


ITEM  1  -  BUSINESS
--------------------

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


ITEM  2  -  PROPERTIES
----------------------

     (a)     The  Registrant  has  the  following  properties:

The Registrant is the owner of an undivided one-third interest in the "Mineral Mountain Area" situated near Osburn, Idaho consisting of the four original Mineral Mountain Patented lode mining claims and those portions of six Chester and three Polaris claims which lie northerly from a warped plane lying parallel and 300 feet northerly from the center of the Chester Vein.

The property of the Registrant lies between the main workings of the Sunshine Mine on the west, and the Consolidated Silver property on the east. Both of these properties are owned by Sunshine Mining Company.

ITEM  3  -  LEGAL  PROCEEDINGS
------------------------------

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


ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

     No matters were submitted to a vote of the security holders in 1999 or the first quarter of 2000.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000


                                     PART II


ITEM  5  -  MARKET  FOR  THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
--------------------------------------------------------------------------------
MATTERS
-------

     (a)     Market  information:

The Registrant's stock was formerly traded on the Spokane Stock Exchange, Spokane, Washington which closed on May 24, 1991. Quotation for the Company's shares are now reported by the Spokane Quotation Bureau.

The bid prices for the Registrant's stock for the period ending March 31, 2000 are as follows:

                    High      Low
                    ----      ---

1998
----

First  Quarter      .04     .02
Second  Quarter     .04     .02
Third  Quarter      .04     .02
Fourth  Quarter     .05     .02

1999
----

First  Quarter      .05     .03
Second  Quarter     .02     .02
Third  Quarter      .02     .02
Fourth  Quarter     .02     .02

2000
----

First  Quarter      .02     .02



     (b)     Approximate  Number  of  Equity  Security  Holders:

     Title  of  Class                 Number  of  Record  Holders
     ----------------------------     ------------------------------------------

     Common  Assessable  Capital     Approximately  1,449  as  of March 31, 2000
     Stock, par value five cents
     ($.05) per share

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000


                                     PART II


ITEM  6  -  SELECTED  FINANCIAL  DATA
-------------------------------------

The following data should be read in conjunction with the Company's financial statements and the notes thereto:


     Year  Ended     Year Ended  Year Ended   Year Ended  Year Ended  Year Ended
                      3-31-2000  3-31-99      3-31-98     3-31-97     3-31-96
                      ---------  ----------   ----------  ----------  ----------

Operating  Revenue    $     901  $     928    $   1,192   $     729   $     815

Net  Inocme  (Loss)   $  (1,578) $  (3,823)   $  (4,891)  $  (2,642)  $  (2,269)

Net Income (Loss)
 Per Share            $ (0.0005) $ (0.0012)   $ (0.0015)  $ (0.0009)  $ (0.0080)
Total  Assets         $  67,972  $  69,652    $  72,496   $  71,704   $  73,839
Working Capital       $  12,604  $  14,182    $  18,005   $  13,367   $  16,009


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

     (a)     Full  fiscal  year:

The Registrant is an exploration stage mining company and does not at present have any operating income. The company does not anticipate any material changes in its financial position in the immediate future.

          (1)     Liquidity:

As the Registrant has limited operations, the only funds required at this time are for corporate administrative costs. The annual net cash needs of the Registrant are approximately $3,000. These funds can be made available in the future by the Registrant issuing stock on a private-placement basis or borrowing from the officers and directors after present cash resources are depleted.

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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000

                                     PART II

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
-----------------------------------------------------------

     See  Item  14  Index


ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

     There  were  no  disputes  or disagreements with or changes of accountants.

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
---------------------------------------------------------------------

     (a)     Identification  of  Directors:

Name                      Age
---------------------     ---

Earl  T.  Siler            85
Donald  L.  Hess           71
Forrest  Godde
Richard  L.  Schwary       72
Josef  Suveg               72

The Directors serve until the next meeting of the shareholders or until their successors are elected and qualified.

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

     (b)     Identification  of  Executive  Officers:

Name               Age     Title
--------------     ---     ---------------------------------------------------

Earl  T.  Siler     85     President  and  Chief  Executive  Officer

Donald  L.  Hess    71     Secretary/Treasurer and Principal Financial Officer


The officers serve in the positions indicated after their names for a period of one year or until a successor is elected and qualified.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000

                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE REGISTRANT (continued)
--------------------------------------------------------------------

     (I)     Background.

          Earl T. Siler, 85, is the President of the Registrant and is a Director. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

          Donald L. Hess, 71, is the Secretary-Treasurer of the Registrant and is a Director. He is a Certified Public Accountant with over 40 years of experience in public accounting.


     (II)     Directorships.

Earl T. Siler is the President and Director of the Registrant. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

Donald L. Hess is the Secretary-Treasurer and Director of the Registrant. He is a Certified Public Accountant with over 40 years of experience in public accounting.

Forrest Godde is a businessman and Director of Mineral Mountain Mining & Milling Company.

Josef Suveg is a retired mining engineer and Director of Mineral Mountain Mining & Milling Company.

Richard L. Schwary is a Director of Mineral Mountain Mining and Milling Company.

ITEM  11  -  EXECUTIVE  COMPENSATION
------------------------------------

     (a)     (1)     All  executive  officers

               Total annual compensation received by all executive officers is $600 per year.

ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     (a)     Security  ownership  of  certain  beneficial  owners.

                                            Amount &
                                            Nature of
     Title of     Name  of                  Beneficial         Percent of
     Class        Beneficial  Owner         Ownership          Class
     --------     ---------------------     --------------     ---------
     Common       Borjessan  Family         Direct               12.07%
     Shares                                 371,458 shares

     Common        Cede  &  Co              On  Deposit           9.52%
     Shares                                 for  brokers
                                            292,979 shares

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000


                                    PART III


ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------
(continued)
-------

     (b)     Security  ownership  of  management.

                                            Amount &
                                            Nature of
     Title of     Name  of                  Beneficial         Percent of
     Class        Beneficial  Owner         Ownership          Class
     --------     ---------------------     --------------     ---------

     Common        Earl  T.  Siler                 91,000         2.96%
     Shares                                        Direct

     Common        Donald  L.  Hess               326,713        10.61%
     Shares                                        Direct

     Common        Forrest  Godde                  40,000         1.30%
     Shares                                        Direct

     Common        Josef  Suveg                    31,000         1.00%
     Shares                                        Direct

     Common        Richard  Schwary                44,200         1.44%
     Shares                                        Direct

                   Total of all
                   Officers and                   532,913
                   Directors:        of Record & Beneficially    17.31%


ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
---------------------------------------------------------------

     (a)     Transactions  with  Management  and  Others.

          There have been no transactions of the type set forth in Item 404(a) of Regulation S-X.

     (b)     Certain  Business  Relationships.

Donald L. Hess, Secretary of the Company, maintains the financial records of the Registrant. He is also the owner of the Idaho Stock Transfer Company which acts as transfer agent and registrar of the Registrant's outstanding stock.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2000


                                     PART IV


ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

     (a)     Financial  Statements.

          Statement  of  Financial  Position,
           March  31,  2000,  1999  and  1998                          11

          Statement  of  Operations  for  the  years  ended
           March  31,  2000,  1999  and  1998                          12

          Statement  of  Stockholders'  Equity  from
           August  4,  1932  to  March  31,  1993  and  for
           the  years ended March 31, 1994 through March 31, 2000      13

          Statement  of  Cash  Flows  for  the  years  ended
           March  31,  2000,  1999  and  1998                          14

          Notes  to  Financial  Statements,
           March  31,  2000,  1999  and  1998                       15-18


The Company's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

     (b)     Reports  on  Form  8-K.

No reports were filed by the Registrant on Form 8-K during the last quarter of 1999 or the first quarter of 2000.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statement  of  Financial  Position,  March  31,  2000,  1999  and  1998
(UNAUDITED)




                                 Notes         2000           1999            1998
                                 ------     ------------  ------------  ------------
               ASSETS

CURRENT  ASSETS
     Cash  in  bank                          $      672     $     733   $     1,458
     Certificate  of  deposit                    13,000        15,111        15,230
     Receivables  and  prepaids                     492                       2,000
                                            ------------  ------------  ------------

          TOTAL  CURRENT  ASSETS                 14,164        15,844        18,688
                                            ------------  ------------  ------------

PROPERTY
     Mining  Property    (Notes 2 & 3)           53,808        53,808        53,808
                                            ------------  ------------  ------------

           TOTAL  ASSETS                    $    67,972   $    69,652   $    72,496
                                            ============  ============  ============

               LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
     Accounts payable to Officers
       and Directors                        $     1,560   $     1,662   $       683
                                            ------------  ------------  ------------

          TOTAL  CURRENT  LIABILITIES             1,560         1,662           683
                                            ------------  ------------  ------------

SHAREHOLDERS'  EQUITY
   Capital Stock, non-assessable,
     par value five cents per share,
     authorized  10,000,000  shares,
     issued  3,078,049 shares     (Note 4)      153,902        153,902      153,902
   Paid-in  surplus                             339,978        339,978      339,978
   (Deficit) accumulated during the
      exploration  stage                       (427,468)      (425,890)    (422,067)
                                            ------------  ------------  ------------
          SHAREHOLDERS  EQUITY                   66,412        67,990        71,813
                                            ------------  ------------  ------------

       TOTAL  LIABILITIES  AND
          SHAREHOLDERS'  EQUITY             $    67,972   $    69,652   $    72,496
                                            ============  ============  ============

                    PREPARED FROM THE RECORDS WITHOUT AUDIT.

    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statement of Operations for the years ended March 31, 2000, 1999 and 1998 (UNAUDITED)

                                                                      08/04/32 to
                        Notes        2000        1999       1998      03/31/2000
                       ------     ----------  ----------  ----------  -----------

INCOME
     Sale  of  timber                                                 $   22,155
     Interest  income             $     901   $     928   $  1,192         4,864
                                  ----------  ----------  ----------  -----------

          TOTAL  INCOME                 901         928      1,192        27,019
                                  ----------  ----------  ----------  -----------

EXPENSES
     Officers  and  Directors
       fees and expenses (Note 4)       600         600      4,029       119,272
     Professional  fees                 913       2,802        898        30,548
     SEC  &  stock  exchange  fees      166         132                    6,398
     Office  supplies  &  expenses       38         481        445        11,115
     Property  &  other  taxes           36          36         36         1,442
     Transfer  Agency  fees             426         400        375         2,601
     Spokane  Quotation  Bureau         300         300        300         1,650
     Engineering  &  property  costs                                       9,426
     Net  general  &  administrative
      expenses  August  4,  1932
      through  March  31,  1962                                           92,402
                                  ----------  ----------  ----------  -----------

          TOTAL  EXPENSES             2,479       4,751       6,083      274,854
                                  ----------  ----------  ----------  -----------

(LOSS)  BEFORE  OTHER
  INCOME AND EXPENSES                (1,578)     (3,823)     (4,891)    (247,835)

Total capitalized exploration
  costs  Written-off                                                    (196,997)
Prior  year  debt  adjustment                                             17,364
                                  ----------  ----------  ----------  -----------

NET  (LOSS) BEFORE TAXES            (1,578)     (3,823)     (4,891)    (427,468)

INCOME  TAXES     (Note  5)               0           0           0            0
                                  ----------  ----------  ----------  -----------

NET  (LOSS)                       $  (1,578)  $  (3,823)  $  (4,891)  $ (427,468)
                                  ==========  ==========  ==========  ===========
PER SHARE                         $ (0.0005)  $ (0.0012)  $ (0.0015)  $  (0.1389)
                                  ==========  ==========  ==========  ===========




                    PREPARED FROM THE RECORDS WITHOUT AUDIT.
    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statement  of  Stockholders'  Equity  from  August  4,  1932  to March 31, 1993,
And  for  the  years  ended  March  31,  1994  through  March  31,  2000
(UNAUDITED)

              Number                                Accumu-      Cost of
              of Shares     Par         Paid-In     lated        Treasury
              Issued        Value       Surplus     (Deficit)    Stock        Total
              ------------  -----------  ----------  -----------  -----------  ----------
From 08-04-32
 to 3-31-93      2,531,649  $  126,582   $ 341,967   $ (240,822)  $   (2,355)  $ 225,372
March 31, 1994
  Net  Loss                                            (184,234)                (184,234)
  Stock
    Issuances      180,000                                             9,000       9,000
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-94       2,711,649     135,582     341,967     (425,056)      (2,355)     50,138

March 31, 1995
  Net Income                                             12,791                   12,791
  Stock
   Issuances        175,820     8,791                                              8,791
  Treasury
   Stock Issued                             (1,989)                    2,355         366
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-95       2,887,469     144,373     339,978     (412,265)           0      72,086
March 31, 1996
     Net  Loss                                           (2,269)                  (2,269)
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-96       2,887,469     144,373     339,978     (414,534)           0      69,817
March 31, 1997
  Net  Loss                                              (2,642)                  (2,642)
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-97       2,887,469     144,373     339,978     (417,176)           0      67,175
March 31, 1998
  Stock Issuances
   for services    190,280       9,529                                             9,529
  Net  Loss                                              (4,891)                  (4,891)
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-98       3,078,049     153,902     339,978     (422,067)           0      71,813
March 31, 1999
     Net Loss                                            (3,823)                  (3,823)
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  03-31-99       3,078,049     153,902      339,978    (425,890)           0      67,990
March 31, 2000
Net  Loss                                                (1,578)                  (1,578)
              ------------  -----------  ----------  -----------  -----------  ----------
BALANCES
  3-31-2000      3,078,049  $  153,902   $ 339,978   $ (427,468)  $        0   $  66,412
              ============  ===========  ==========  ===========  ===========  ==========

                    PREPARED FROM THE RECORDS WITHOUT AUDIT.
    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statement of Cash Flows for the years ended March 31, 2000, 1999 and 1998 (UNAUDITED)

                                                2000           1999            1998
                                            ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net  (Loss)                                $    (1,578)  $    (3,823)   $   (4,891)
Adjustments to reconcile to net cash
  provided  or  (used):
  Increase(decrease) receivables & prepaids        (492)        2,000         2,000
  Increase (decrease) to payables                  (102)          979        (3,846)
                                            ------------  ------------  ------------

               NET CHANGE FROM OPERATIONS        (2,172)         (844)       (6,737)
                                            ------------  ------------  ------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES:
Shares  issued  in  payment  of
   Services  - 110,580 shares                                                 5,529
               FYE  3-31-98
                                            ------------  ------------  ------------

NET  INCREASE  (DECREASE)  TO  CASH              (2,172)         (844)       (1,208)

CASH  BEGINNING  OF  PERIOD                      15,844        16,688        17,896
                                            ------------  ------------  ------------

CASH  END  OF  PERIOD                       $    13,672   $    15,844   $    16,688
                                            ============  ============  ============

NON-CASH  TRANSACTIONS                            NONE          NONE          NONE
                                            ============  ============  ============

INTEREST  AND  INCOME  TAXES  PAID                NONE          NONE          NONE
                                            ============  ============  ============
















                    PREPARED FROM THE RECORDS WITHOUT AUDIT.

    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2000,  1999  and  1998
(UNAUDITED)




NOTE  1  -   COMPANY  BUSINESS

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


NOTE  2  -     ACCOUNTING  POLICIES

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

          b. In accord with Statement No. 7 of the Financial Standards Board, regarding development stage companies (which classification includes exploration stage mining companies), the Company charges costs related to exploration to operations with the exception of those which in the opinion of management have a continuing value. All previously capitalized exploration costs were written off during the year ended March 31, 1994.

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

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2000,  1999  and  1998
(UNAUDITED)

NOTE  2  -     ACCOUNTING  POLICIES  (continued)

          g. The Company has a recorded cost of $53,808 in its mining property which comprises 79% of total assets at March 31, 2000. The ultimate realization of the Company's carrying cost in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded costs or to sell such items in excess of its carrying cost. The ultimate realization of the Company's carrying costs in the mineral properties at March 31, 2000, cannot presently be determined. No provision for any possible revaluation of these assets has been made in the financial statements other than the write off of previously capitalized exploration costs at March 31, 1994.

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

NOTE  3  -     MINING  PROPERTY  AND  AGREEMENTS

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

               Another agreement on the "Mineral Mountain Area" was entered into on July 24, 1957. The 1957 agreement refers to termination of the 1946 agreement and that Polaris (Hecla Mining Company),

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2000,  1999  and  1998
(UNAUDITED)

NOTE  3  -  MINING  PROPERTY  AND  AGREEMENTS  (continued)

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

NOTE  4  -     CAPITALIZATION

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

               A summary of Mineral Mountain shares issued since inception to March 31, 2000 is as follows (Note: the respective Boards of Directors determined the basis of each consideration of capital stock issuance in non-cash transactions):

                                            03-31-2000
                                           ------------

              Cash                           1,077,700
              Services                         597,729
              Property                       1,100,000
              Payment of liabilities           302,620
                                          -------------

                     TOTAL  OUTSTANDING      3,078,049
                                          =============

               A summary of items making up the paid-in surplus account at March 31, 2000 is as follows:

              Premium  on  shares          $    452,662
              Discount  on  shares              (39,472)
              Reacquired shares - discount      (15,423)
              Commission  &  other              (57,789)
                                           -------------

                      TOTAL                $    339,978
                                           =============

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2000,  1999  and  1998
(UNAUDITED)


NOTE  4  -     CAPITALIZATION  (continued)

     During the year ended March 31, 1998, a total of 190,580 shares were issued for services rendered or in the payment of accounts payable for services rendered in prior years.


NOTE  5  -     INCOME  TAXES

               The corporation has a net operating loss carryover for income tax purposes of $204,010 which expires as follows:

                              03-31-09     $   188,807
                              03-31-11           2,269
                              03-31-12           2,642
                              03-31-13           4,891
                              03-31-19           3,823
                              03-31-20           1,578

               In March 1992, the Financial Accounting Standards Board issued Statement 109 on accounting for income taxes. Statement 109 changed the method companies use to account for income taxes from the deferred method to an asset and liability method. At March 31, 2000, 1999 and 1998, deferred tax differences primarily relate to capitalization of exploration costs for income tax purposes.

          At March 31, 2000, 1999 and 1998, deferred tax differences primarily relate to the use of various tax return Schedule M-1 items like the use of a different accounting method for prior year administrative costs which have been written off for book purposes but capitalized for income tax purposes. The Company's deferred tax liabilities are completely offset by its net operating loss carryovers. As there is no certainty as to the utilization of these items, the benefit attributable thereto would be fully offset by a valuation allowance.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(REGISTRANT)


/S/DONALD  L  HESS                             /S/EARL  T  SILER
------------------                             -----------------
Donald  L.  Hess                               Earl  T.  Siler
Secretary  -  Treasurer  and                   President,  Chief
Administrative
Principal  Financial  Officer                  Officer  and  Director

Date:     June  23,  2000                      Date:     June  23,  2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


Date:     June  23,  2000                      /S/EARL  T  SILER
                                               -----------------
                                               Earl  T.  Siler
                                               President,  Director  and
                                               Principal  Executive  Officer


Date:     June  23,  2000                      /S/DONALD  L  HESS
                                               ------------------
                                               Donald  L.  Hess
                                               Secretary - Treasurer, Director
                                               & Principal Financial Officer


Date:     June  23,  2000                       /S/FORREST  GODDE
                                                -----------------
                                                Forrest  Godde
                                                Director


Date:     June  23,  2000                       /S/JOSEF  SUVEG
                                                ---------------
                                                Josef  Suveg
                                                Director


Date:     June  23,  2000                       /S/RICHARD  L  SCHWARY
                                                ----------------------
                                                Richard  L.  Schwary
                                                Director