Form 10-Q
period 1999-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2001-01-16
CIK 66600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

    Quarterly report pursuant to Section 13 of 15(d) of the Securities Exchange
                             Commission Act of 1934

                For the quarterly period ended December 31, 1999

                         Commission File Number:  1-8187

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
             (Exact name of registrant as specified in its charter)

          IDAHO                                                 82-0144710
     (State  or  other  jurisdiction  of                 (IRS  Employer
     Incorporation  or  organization)                    Identification  Number)

                          421 Coeur d' Alene Ave Ste. 3
                              Coeur d' Alene, Idaho
                    (Address of Principal Executive Offices)

                                      83814
                                   (Zip Code)

                                 (208) 664-3544
              (Registrant's telephone number, including area code)

     Check  whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  ()        No  (X )

The last Form 10-K filed by the company was the Form 10-K for the fiscal year ended March 31, 2000. The most recent 10-Q was for the quarter ended September 30, 1999.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 1999:

                                    3,078,049

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                    Form 10Q
                For the quarterly period ended December 31, 1999


                                     Part I



Item  1.

Statement of Financial Position as of December 31, 1999 and March 31, 1999

Statement of Operations for the Three and Nine Month Periods Ended December 31, 1999 and 1998

Statement of Changes in Stockholders' Equity for the Three Month Periods Ended December 31, 1999, and 1998

Statement of Cash flows for the Three and Nine Month Periods Ended December 31, 1999 and 1998

Notes  to  Financial  Statements  as  of  December  31,  1999

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
   Statement of Financial Position as of December 31, 1999 and March 31, 1999
                                   (UNAUDITED)

                                                Dec. 31, 1999     March 31, 1999
                                                -------------     --------------
                                     ASSETS
                                     ------

CURRENT  ASSETS
Cash in banks                                   $     15,617      $      15,844
                                                -------------     --------------
Total  current  assets                                15,617             15,844


MINING PROPERTY                                       53,808             53,808
                                                -------------     --------------

                               TOTAL ASSETS     $     69,425      $      69,652
                                                =============     ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT  LIABILITIES
Accounts payable To Officers and Directors      $      3,050      $       1,662
                                                -------------     --------------
TOTAL  CURRENT  LIABILTITES                            3,050              1,662

SHAREHOLDERS'  EQUITY
Common  stock,  $.10  par  value;
15,000,000  shares  authorized; issued and
outstanding,  3,078,049  shares                      153,902            153,902
Additional paid-in capital                           339,978            339,978
Accumulated deficit                                  427,505           (425,890)
                                                -------------     --------------

TOTAL  SHAREHOLDER'S  EQUITY                          66,375             67,990

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $     69,425      $      69,652
                                                =============     ==============

















                             Prepared by management.
    The accompanying notes are an integral part of these financial statements

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
          Statement of Operations for the Three and Nine Month Periods
                  Ended December 31, 1999 and December 31, 1998
                                   (UNAUDITED)

                                  Three Months Period       Nine Months Period
                                 Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                   1999         1998        1999          1998
                                 -------     ---------     --------     --------
REVENUES
            Interest Income     $    222     $     242     $    657     $    719
                                --------     ---------     --------     --------

OPERATING  EXPENSES
Accounting                           235                        705          119
Officers & Directors                 150                        600
Other professional services          276           500          276         1,500
Office expenses                       98           800          193           703
Spokane Quotation fee                                           300           300
SEC Fees                                            46          162            46
Taxes                                 26            26           36            36
                                --------     ---------     --------     --------

Total operating expenses             785           652        2,272        2,704
                                --------     ---------     --------     --------

NET  <LOSS>                     $  (563)     $    (410)    $ (1,615)    $ (1,985)
                                ========     ==========    ========     ========

NET  <LOSS>  PER  SHARE             NIL            NIL          NIL         NIL
                                ========     ==========    ========     ========



























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
        Statement of changes in Stockholders' Equity for the Three Months
                  Ended December 31, 1998 and December 31, 1999
                                   (UNAUDITED)

                          Shares     Amount     Capital    Deficit     Total
                        ---------  ----------  ---------  ----------  ---------
Balances  as  of
Sept.  30,  1998        3,078,049  $  153,902  $ 339,978  $(423,642)  $  70,238

Net (loss)                    -           -          -         (410)       (410)
                        ---------  ----------  ---------  ----------  ---------
Balances  as  of
Dec. 31, 1998           3,078,049  $  153,902  $ 339,978  $(424,052)  $  69,828
                        =========  ==========  =========  ==========  ==========


Balances  as  of
    Sept 30, 1999       3,078,049  $  153,902  $ 339,978  $(426,942)  $  66,938

Net <loss>                    -           -          -         (563)       (563)
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
Dec.  31,  1999         3,078,049  $  153,902  $ 339,978  $(427,505)  $  66,375
                        =========  ==========  =========  ==========  ==========































                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
          Statement of Cash Flows for the Three and Nine Month Periods
                  Ended December 31, 1998 and December 31, 1999
                                   (Unaudited)

                                  Three Months Period       Nine Months Period
                                 Dec. 31,     Dec. 31,     Dec. 31,     Dec. 31,
                                   1999         1998        1999          1998
                                 -------     ---------     --------     --------
CASH FLOWs FROM OPERATING
 ACTIVITIES:
Net (Loss)                       $  (563)    $   ( 410)    $ (1,615)    $ (1,985)
Increase (Decrease) in
 accounts payable                    296            70        1,338         (473)
Decrease in prepaids                 -             500          -          1,500
                                 -------     ---------     --------     --------
Net cash used from
 operating activities               (267)          160         (227)        (958)
                                 -------     ---------     --------     --------

NET INCREASE (DECREASE) IN CASH     (267)          160         (227)        (958)
                                 -------     ---------     --------     --------

CASH AT BEGINNING OF PERIOD       15,884        15,570       15,884       16,688
                                 -------     ---------     --------     --------

CASH AT END OF PERIOD            $15,617     $  15,730     $ 15,617     $ 15,730
                                 ========    ==========    ========     ========






























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
              Notes to Financial Statements as of December 31, 1999
                                   (UNAUDITED)





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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


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

ITEM  3          DEFAULTS  UPON  SENIOR  SECURITES

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

                    Mineral Mountain Mining & Milling Company
                                  (Registrant)



Dated:  January  3,  2001                    By  /S/  Donald  L.  Hess
        -----------------                        ---------------------
                                                 Donald  L.  Hess
                                                 Secretary-Treasurer

Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.


Dated:  January  3,  2001                    By  /S/  Donald  L  Hess
        -----------------                        --------------------
                                                 Donald  L.  Hess
                                                 Secretary-Treasurer