Form 10-Q
period 2000-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2001-03-16
CIK 66600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                          Commission file number 001-08187

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

                                   83814-2862
                                   (Zip Code)

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

Yes      No     X

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate  the  number  of  shares outstanding of each of the issuer's classes of
common  stock  as  of  September  30,  2000:     3,078,049

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                    Form 10-Q
                For the quarterly period ended September 30, 2000

                                     PART I



ITEM  1   Statement  of  Financial  Position  as  of
          September  30,  2000  and  March  31,  2000

          Statement  of  Operations  for  the
          Six  Month  Periods  Ended  September  30,  2000  and  1999

          Statement of Changes in Stockholders' Equity for the Six Month Periods Ended September 30, 2000 and 1999

          Statement  of  Cash  Flows  for  the
          Six  Month  Periods  Ended  September  30,  2000  and  1999

          Notes  to  Financial  Statements  as  of  September  30,  2000

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Financial Position as of September 30, 2000 and March 31, 2000 (UNAUDITED)




                                     ASSETS
                                     ------

                                              Sept.  30,        March  31,
                                                 2000              2000
                                             ------------     -------------

CURRENT  ASSETS
     Cash  in  banks                         $   14,088      $     13,864
     Prepaids                                       300               300
                                             ------------     -------------

     Total  current  assets                      14,388            14,164

MINING  PROPERTY                                 53,808            53,808
                                            ------------     -------------

TOTAL  ASSETS                               $    68,196      $     67,672
                                            ============     =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT  LIABILITIES
     Accounts payable to
       Officers and Directors               $     1,560      $      1,560
                                            ------------     -------------

Total  current  liabilities                       1,560            1,560
                                            ------------     -------------

STOCKHOLDERS'  EQUITY
     Common  stock;  $0.10  par  value;
       15,000,000  shares  authorized;
       3,078,049  shares  issued  and
       outstanding                              153,902           153,902
     Additional  paid-in  capital               339,978           339,978
     Accumulated  deficit                      (427,244)         (427,468)
                                            ------------     -------------

          Total  stockholders'  equity           66,636            66,412
                                            ------------     -------------

TOTAL  LIABILITIES  AND
     STOCKHOLDERS'  EQUITY                  $    68,196      $     67,972
                                            ============     =============



                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Operations For the Six Month Periods Ended September 30, 2000 and September 30, 1999
(UNAUDITED)


                                  Three Months Period        Six  Months Period
                                 -----------------------    ----------------------
                                 Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                                    2000         1999          2000         1999
                                 ---------     ---------    ---------    ---------

REVENUES
     Interest  Income            $     196     $     200    $     393    $    435
                                 ---------     ---------    ---------    ---------

OPERATING  EXPENSES
     Accounting                        -             235          -          470
     Other professional services       151           450          151        450
     Office  expenses                    9            95           18        257
     Spokane  Quotation  fee             -           -            -          300
     Taxes                               -           -            -           10
                                 ---------     ---------    ---------    ---------

    Total  operating  expenses         160           780          169        1,487
                                 ---------     ---------    ---------    ---------

NET GAIN (LOSS)                  $      36     $    (580)   $     224    $  (1,052)
                                 =========     =========    =========    =========

NET  (LOSS)  PER  SHARE          $     NIL     $     NIL    $    NIL     $     NIL
                                 =========     =========    =========    =========























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement  of  Changes  in  Stockholders'  Equity  For  the
Three  Month  Periods  Ended  September  30,  2000  and  September  30,  1999
(UNAUDITED)



                          Shares     Amount     Capital    Deficit     Total
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
June  30,  2000         3,078,049  $  153,902  $ 339,978  $ (427,280) $  66,600

Net  Gain                                                         36         36
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
September 30, 2000      3,078,049  $  153,902  $ 339,978  $ (427,244) $  66,636
                        =========  ==========  =========  ==========  =========

                          Shares     Amount     Capital    Deficit     Total
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
June  30, 1999          3,078,049  $  153,902  $ 339,978  $ (426,362)  $ 67,518

Net  (Loss)                                                     (580)      (580)
                        ---------  ----------  ---------  ----------  ---------
Balances  as  of
September 30, 1999      3,078,049  $  153,902  $ 339,978  $ (426,942) $  66,938
                        =========  ==========  =========  ==========  =========





















                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Cash Flows For the Three and Six Month Periods Ended September 30, 2000 and 1999
(UNAUDITED)


                                  Three Months Period        Six  Months Period
                                 -----------------------    ----------------------
                                 Sept. 30,     Sept. 30,    Sept. 30,    Sept. 30,
                                    2000         1999          2000         1999
                                 ---------     ---------    ---------    ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net  income  (Loss)            $      36     $    (580)   $     224    $  (1,052)
  Increase  (decrease) in
    accounts  payable                  -             691          -          1,092
     Decrease  in  prepaids            -             -            -            -
                                 ---------     ---------    ---------    ---------


Net cash provided by
    operating  activities               36           111          224           40
                                 ---------     ---------    ---------    ---------

NET  INCREASE  IN  CASH                 36           111          224           40

CASH AT BEGINNING OF PERIOD         14,052        15,773       13,864       15,844
                                 ---------     ---------    ---------    ---------

CASH  AT  END  OF PERIOD         $  14,088     $  15,884    $  14,088    $  15,884
                                 =========     =========    =========    =========
























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Notes  to  Financial  Statements  as  of  September  30,  2000
(UNAUDITED)




The financial statements of Mineral Mountain Mining & Milling Company included herein, have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Mineral Mountain believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in Mineral Mountain's annual report on Form 10-k for the fiscal year ended March 31, 2000.

The financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The results for interim periods are not necessarily indicative of trends or of results to be expected for a full year.

                    MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
                                    Form  10-Q
               For  the  quarterly  period  ended  September  30,  2000


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The  Company  presently  has  no  revenues  other  than  interest  income.

The Company's mineral property consists of an ownership interest in a consolidated area consisting of portions of 13 patented mining claims situated in Shoshone County, Idaho. This area lies between two mining holdings owned by Sunshine Mining Company, the Consolidated Silver property to the east and the Sunshine Mine operations to the west.

Sunshine  Mining  Company  closed  the  Sunshine  mine  in  February  2001

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


     Mineral  Mountain  Mining  &  Milling  Company
     (Registrant)

Dated:  February  23,  2001     By     /S/  DONALD  L  HESS
                                       ------------------------------------
                                       Donald  L.  Hess
                                       Secretary  -  Treasurer