Form 10-Q
period 2000-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2001-04-02
CIK 66600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

     Yes     No  X       Form  10 Q for this period is being  filed  late

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2000:

                                    3,078,049

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                    Form 10-Q
                For the quarterly period ended December 31, 2000

                                     PART I



ITEM  1          Statement  of  Financial  Position  as  of
          December  31,  2000  and  March  31,  2000

          Statement  of  Operations  for  the
          Nine  Month  Periods  Ended  December  31,  2000  and  1999

          Statement of Changes in Stockholders' Equity for the Nine Month Periods Ended December 31, 2000 and 1999

          Statement  of  Cash  Flows  for  the
          Nine  Month  Periods  Ended  December  31,  2000  and  1999

          Notes  to  Financial  Statements  as  of  December  31,  2000

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Financial Position as f December 31, 2000 and March 31, 2000 (UNAUDITED)




                                     ASSETS
                                     ------

                                              Dec.  31,        March  31,
                                                 2000              2000
                                             ------------     -------------

CURRENT  ASSETS
     Cash  in  banks                         $    12,646      $    13,864
     Prepaid  expenses                               300              300
                                             ------------     -------------


          Total  current  assets                  12,946           14,164

MINING  PROPERTY                                  53,808           53,808
                                             ------------     -------------


TOTAL  ASSETS                               $     66,754      $    67,972
                                            =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


CURRENT  LIABILITIES
     Accounts  payable  other                $       -        $        360
     Accounts payable to
       Officers and Directors                      1,200             1,200
                                             ------------     -------------
          Total  current  liabilities              1,200             1,560
                                             ------------     -------------

STOCKHOLDERS'  EQUITY
     Common  stock;  $0.10  par  value;
       10,000,000  shares  authorized;
       3,078,049  shares  issued  and
       outstanding                                153,902          153,902
     Additional  paid-in  capital                 339,978          339,978
     Accumulated  deficit                        (428,326)        (427,468)
                                             ------------     -------------

          Total  stockholders'  equity             65,554           66,412
                                             ------------     -------------

TOTAL  LIABILITIES  AND
     STOCKHOLDERS'  EQUITY                  $      66,754     $     67,972
                                            =============     =============


                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Operations For the Nine Month Periods Ended December 31, 2000 and December 31, 1999
(UNAUDITED)




                                  Three Months Period        Nine Months Period
                                 -----------------------    ----------------------
                                 Dec.  31,     Dec.  31,     Dec.  31,    Dec.  31,
                                    2000         1999          2000         1999
                                 ---------     ---------    ---------    ---------

REVENUES
     Interest  Income           $     196     $     200     $    589    $     435
                                 ---------     ---------    ---------    ---------

OPERATING  EXPENSES
     Accounting                     1,243           235        1,243          470
     Other  professional services     -             450          -            450
     Office  expenses                   9            95          178          257
     Spokane  Quotation  fee          -             -           -              300
     Taxes                             26           -             26           10
                                 ---------     ---------    ---------    ---------
Total  operating  expenses          1,279           780         1,447        1,487
                                 ---------     ---------    ---------    ---------

NET  (LOSS)                      $ (1,083)     $   (580)    $   (858)    $ (1,052)
                ==========     ============     ============     ==========

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

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement  of  Changes  in  Stockholders'  Equity  For  the
Three  Month  Periods  Ended  December  31,  2000  and  December  31,  1999
(UNAUDITED)



                          Shares     Amount     Capital    Deficit     Total
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
September 30, 2000       3,078,049  $ 153,902   $339,978  $(427,243)  $  66,637

Net  (Loss)                    -          -          -       (1,083)     (1,083)
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
December  31, 2000      3,078,049  $  153,902  $ 339,978  $(428,326)  $  65,554
                        =========  ==========  =========  ==========  =========


Balances  as  of
September 30, 1999       3,078,049 $  153,902  $ 339,978  $(426,362)  $  67,518

Net  (Loss)                    -          -          -         (580)       (580)
                        ---------  ----------  ---------  ----------  ---------

Balances  as  of
December  31, 1999      3,078,049  $  153,902  $ 339,978  $(426,942)  $ 66,938
                        =========  ==========  =========  ==========  =========

























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Statement of Cash Flows For the Three and Nine Month Periods Ended December 31, 2000 and 1999
(UNAUDITED)


                                  Three Months Period        Nine Months Period
                                 -----------------------    ----------------------
                                 Dec.  31,     Dec.  31,     Dec.  31,    Dec.  31,
                                    2000         1999          2000         1999
                                 ---------     ---------    ---------    ---------

CASH FLOWS FROM
  OPERATING  ACTIVITIES
     Net  (Loss)                 $ (1,083)     $   (580)     $  (858)    $ (1,052)
     Increase  (decrease)
        in  accounts  payable        (359)          691         (548)       1,092
                                 ---------     ---------    ---------    ---------
Net  cash  provided  by
         operating  activities      (1,442)         111       (1,406)          40
                                 ---------     ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH     (1,442)         111       (1,406)          40

CASH  AT  BEGINNING  OF  PERIOD     14,088       15,773       14,052       15,844
                                 ---------     ---------    ---------    ---------

CASH  AT  END  OF PERIOD         $  12,646     $  15,884    $  12,646    $  15,884
                                 =========     =========    =========    =========



























                             Prepared by management.
   The accompanying notes are an integral part of these financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
Notes  to  Financial  Statements  as  of  December  31,  2000
(UNAUDITED)




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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                  Form  10-Q
              For  the  quarterly  period  ended  December  31,  2000


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


ITEM  3        DEFAULTS  UPON  SENIOR  SECURITIES
               NONE


ITEM  4        SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
               NONE


ITEM  5        OTHER  INFORMATION
               NONE


ITEM  6        EXHIBITS  AND  REPORTS  ON  FORM  8-K
               NONE

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                  Form  10-Q
             For  the  quarterly  period  ended  December  31,  2000




                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Mineral  Mountain  Mining  &  Milling  Company
     (Registrant)



Dated:  March  15,  2001     By     /S/  DONALD  L  HESS
                                    ------------------------------------
                                    Donald  L.  Hess
                                    Secretary  -  Treasurer


Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.



Dated:  March  15,  2001      By     /S/  DONALD  L  HESS
                                    ------------------------------------
                                    Donald  L.  Hess
                                    Secretary  -  Treasurer