Form 10QSB
period 2001-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2002-02-13
CIK 66600

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549


                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

     Yes ___X___     No     ______


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2001:

                 3,078,049 shares of 5 cent par value per share



Transitional  small  business  disclosure format (check one):   Yes( )     No(x)

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001



PART  I.     FINANCIAL  INFORMATION


The Registrant falls within the provisions of Rule 13a-13 (c) (2) of the Securities Exchange Act of 1934, as amended, as an exploration stage mining company not in the production stage and claims exemption thereunder from the requirement to file Part I.





PART  II     OTHER  INFORMATION


ITEM  1        LEGAL  PROCEEDINGS
               NONE


ITEM  2        CHANGES  IN  SECURITIES
               NONE


ITEM  3        DEFAULTS  UPON  SENIOR  SECURITIES
               NONE


ITEM  4        SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
               NONE


ITEM  5        OTHER  INFORMATION
               NONE  REQUIRED


ITEM  6        EXHIBITS  AND  REPORTS  ON  FORM  8-K
               NONE  REQUIRED

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001




                                   SIGNATURES



Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Mineral  Mountain  Mining  &  Milling  Company
(Registrant)



Dated:  February  8,  2002     By     /S/  DONALD  L  HESS
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



Dated:  February  8,  2002     By     /S/  DONALD  L  HESS
                                      ------------------------------------
                                      Donald  L.  Hess
                                      Secretary  -  Treasurer