Form 10-K
period 2002-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2002-07-01
CIK 66600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
                                     OF 1934

[X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  for  the  fiscal  year  ended  March  31,  2002
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For  the  transition  period  from __________  to  ___________

                           Commission File No. 001-03317

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
             (Exact name of Registrant as specified in its charter)

              IDAHO                                          82-0144710
(State  or  other  jurisdiction  of                  (IRS  Employer
 incorporation  or  organization)                     Identification  Number)

421 Coeur d'Alene Ave - Suite 3, Coeur d' Alene, Idaho       83814-2862
(Address  of  principal  executive  offices)                 (Zip  Code)

Registrant's telephone number, including area code: (208) 664-3544 Registrant's fax number, including area code: (208) 664-3543

Securities registered pursuant to Section 12(b) of the Act

                                Name  of  each  exchange
     Title  of  each  class     on  which  registered
     ----------------------     ---------------------
     Common capital stock,
     5 cent par value                   None

Securities registered pursuant to Section 12(g) of the Act:         NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  ( )     No     (X)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (X)

The aggregate market value based on the bid price of the shares of Common Stock held by non-affiliates of the Registrant at April 30, 2002 was approximately $45,451. For purposes of this computation, all officers, directors and 10% shareholders of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and 10% shareholders are affiliates.

Indicate the number of shares outstanding of the Registrant's classes of Common Stock, as of the latest practicable date.

     Title  of  Each  Class  of  Common  Stock     Number  of Shares Outstanding
     -----------------------------------------     -----------------------------
     Common  Stock  five  cent  par  value                    3,117,531

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                            FORM 10-K March 31, 2002


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I
                                     ------

Item  1.  Business                                                            3

Item  2.  Properties                                                          3

Item  3.  Legal  Proceedings                                                  3

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Members         4


                                     PART II
                                     -------

Item  5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                                 4

Item  6.  Selected  Financial  Data                                           5

Item  7.  Management's Discussion and Analysis of Financial Condition
          and Results of  Operations                                          5

Item  8.  Financial  Statements  and  Supplementary  Data                     6

Item  9.  Changes  in  and  Disagreements  with  accountants  on
          Accounting and Financial  Disclosure                                6


                                    PART III
                                    --------

Item  10.  Directors  and  Executive  Officers  of  the  Registrant           7

Item  11.  Executive  Compensation                                            7

Item  12.  Security  Ownership of Certain Beneficial Owners and Management    8

Item  13.  Certain  Relationships  and  Related  Transactions                 9


                                     PART IV
                                     -------

Item 14.  Exhibits, Financial Statement Schedules,
          and Reports on Form 8-K                                        9 - 17


Signature  Page                                                              18

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002

                                     PART I

ITEM  1  -  BUSINESS

     (a)     General  Developments  of  Business:

The Registrant was incorporated under the laws of the state of Idaho on August 4, 1932 and is a mining company in the exploration stage. It is engaged in exploring for non-ferrous and precious metals, principally silver, lead and copper. The mining properties of the Registrant are located in Shoshone County, Idaho. For further description of the Registrant's properties see ITEM 2 of this report. If any ores should be developed and produced, these would be milled and the concentrates sold to metal smelters at prices determined by the metals on the open market.

ITEM  2  -  PROPERTIES

     (a)     The  Registrant  has  the  following  properties:

The Registrant is the owner of an undivided one-third interest in the "Mineral Mountain Area" situated near Osburn, Idaho consisting of the four original Mineral Mountain patented lode mining claims together with those portions of six Chester and three Polaris claims which lie northerly from a warped plane lying parallel and 300 feet northerly from the center of the Chester Vein.

The property of the Registrant lies between the main workings of the Sunshine Mine on the west, and the Consolidated Silver property on the east. Both of these properties are owned by Sunshine Mining Company.

Sunshine Mining Company discontinued all mining operations in Idaho during the first quarter of 2002.

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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002


                                     PART II

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters were submitted to a vote of the security holders in 2001 or the first quarter of 2002.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

     (a)     Market  information:

The  Registrant's  stock  was  formerly  traded  on  the Spokane Stock Exchange,
Spokane,  Washington   which  closed  on  May  24,  1991.   Quotation  for   the
Registrant's  shares  are  now  reported  by  the  Spokane  Quotation  Bureau.

The bid prices for the Registrant's stock for the period ending March 31, 2002 are as follows:

                             High            Low
                         -------------  -------------

2000

First  Quarter                .02            .02
Second  Quarter               .02            .02
Third  Quarter                .02            .02
Fourth  Quarter               .03            .02

2001

First  Quarter                .05            .02
Second  Quarter               .02            .02
Third  Quarter                .02            .02
Fourth  Quarter               .02            .02

2002

First  Quarter                .02            .02


     (b)     Approximate  Number  of  Equity  Security  Holders:

     Title  of  Class                  Number  of  Record  Holders
     ------------------------------    ----------------------------------------
     Common Non-Assessable Capital     Approximately 1,439 as of March 31, 2002
     Stock, par value five cents
     (.05) per share

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002

                                     PART II

ITEM  6  -  SELECTED  FINANCIAL  DATA

The following data should be read in conjunction with the Registrant's financial statements and the notes thereto:

                      Year Ended  Year Ended  Year Ended  Year Ended  Year Ended
                      3-31-2002   3-31-2001   3-31-2000   3-31-99     3-31-98
                      ----------  ----------  ----------  ----------  ----------
Operating Revenue     $     620   $     748   $     901   $     928   $   1,192
Net Income (Loss)     $  (2,466)  $  (2,171)  $  (1,578)  $  (3,823)  $  (4,891)
Net Income (Loss)
  Per Share             (0.0008)  $ (0.0007)  $ (0.0005)  $ (0.0012)  $ (0.0015)
Total  Assets         $  64,175   $  66,441   $  67,972   $  69,652   $  72,496
Working  Capital      $   7,967   $  10,433   $  12,604   $  14,182   $  18,005

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     (a)     Full  fiscal  year:

The Registrant is an exploration stage mining company and does not at present have any operating income. The Registrant does not anticipate any material changes in its financial position in the immediate future.

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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002

                                     PART II

ITEM  8  -  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     See  Item  14  Index


ITEM  9  -  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL  DISCLOSURE

     There  were  no  disputes  or disagreements with or changes of accountants.

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     (a)     Identification  of  Directors:

Name                     Age
--------------------     ---

Earl  T.  Siler           87

Donald  L.  Hess          73

Forrest  Godde            85

Richard  L.  Schwary      74

Josef  Suveg              74


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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002


                                    PART III

ITEM  10  -  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE REGISTRANT (continued)

     (b)     Identification  of  Executive  Officers:

Name                 Age  Title
-------------------  ---  ---------------------------------------------

Earl  T.  Siler       87  President  and  Chief  Executive  Officer

Donald  L.  Hess      73  Secretary/Treasurer and Principal Financial Officer


The officers serve in the positions indicated after their names for a period of one year or until a successor is elected and qualified.

(I)     Background.

          Earl T. Siler, 87, is the President of the Registrant and is a Director. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

          Donald L. Hess, 73, is the Secretary-Treasurer of the Registrant and is a Director. He is a Certified Public Accountant with over 40 years of experience in public accounting, and also is the principal owner of the Columbia Stock Transfer Company which is the Registrant's transfer agent.

     (II)     Directorships.

Earl T. Siler is the President and Director of the Registrant. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years.

Donald L. Hess is the Secretary-Treasurer and Director of the Registrant. He was a Certified Public Accountant with over 40 years of experience in public accounting.

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

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002

                                    PART III


ITEM  12  -  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT

     (a)     Security  ownership  of  certain  beneficial  owners.

                                   Amount  &
                                   Nature  of
Title  of  Name  of                Beneficial               Percent of
Class      Beneficial  Owner       Ownership                Class
---------  ----------------------  -----------------------  ----------
Common     Borjessan  Family       Direct                      10.01%
Shares     Trust                   312,046  shares

Common     Cede  &  Co             On  Deposit                 10.28%
Shares                             for  brokers
                                   320,542  shares

     (b)     Security  ownership  of  management.


                                   Amount  &
                                   Nature  of
Title  of  Name  of                Beneficial               Percent of
Class      Beneficial  Owner       Ownership                Class
---------  ----------------------  -----------------------  ----------
Common     Earl  T.  Siler            91,000                   2.92%
Shares                                Direct

Common     Donald  L.  Hess          326,713                  10.48%
Shares                                Direct

Common     Forrest  Godde             40,000                   1.28%
Shares                                Direct

Common     Josef  Suveg               31,000                    .99%
Shares                                Direct

Common     Richard  Schwary            44,200                  1.42%
Shares                                 Direct


Total of all Officers and Directors:  532,913
                                      Shares of Record
                                       & Beneficially         17.09%

                    MINERAL MOUNTAIN MINING & MILLING COMPANY
                        FORM 10-K - PARTS I, II, III & IV
                                 March 31, 2002

                                    PART III

ITEM  13  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     (a)     Transactions  with  Management  and  Others.

There have been no transactions of the type set forth in Item 404(a) of Regulation S-X.

     (b)     Certain  Business  Relationships.

Donald L. Hess, Secretary of the Registrant, maintains the financial records of the Registrant. He is also the owner of the Columbia Stock Transfer Company which acts as transfer agent and registrar of the Registrant's outstanding stock.

                                     PART IV

ITEM  14  -  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Financial  Statements.

           Statements  of  Financial  Position,
           March  31,  2002,  2001,  and  2000                                10

           Statements  of  Operations  for  the  years  ended
           March  31,  2002,  2001,  and  2000  and  cumulative  from
           August  4,  1932  to  March  31,  2002                             11

           Statements  of  Stockholders'  Equity  from
           August  4,  1932  to  March  31,  1994  and  for
           the  years  ended  March  31,  1995  through  March  31,  2002     12

           Statements  of  Cash  Flows  for  the  years  ended
           March  31,  2002,  2001,  and  2000                                13

           Notes  to  Financial  Statements,
           March  31,  2002,  2001,  and  2000                             14-17


The Registrant's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.


     (b)     Reports  on  Form  8-K.

No reports were filed by the Registrant on Form 8-K during the last quarter of 2001 or the first quarter of 2002.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statements  of  Financial  Position,  March  31,  2002,  2001,  and  2000
(UNAUDITED)




                            Notes          2002           2001          2000
                           ----------  ------------  ------------  ------------
ASSETS

CURRENT  ASSETS
  Cash  in  bank                       $     1,867   $     1,574   $       672
  Certificate  of  deposit                   8,500        10,000        13,000
  Receivables  and  prepaids                   -           1,059           492
                                       ------------  ------------  ------------
          TOTAL  CURRENT ASSETS             10,367        12,633        14,164
                                       ------------  ------------  ------------

PROPERTY
  Mining Property        (Notes 2&3)        53,808        53,808        53,808
                                       ------------  ------------  ------------

           TOTAL  ASSETS               $    64,175   $    66,441   $    67,972
                                       ============  ============  ============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

CURRENT  LIABILITIES
  Accounts payable to Officers and
   Directors                           $     2,400   $     2,200   $     1,560
                                       ------------  ------------  ------------
          TOTAL CURRENT LIABILITIES          2,400         2,200         1,560
                                       ------------  ------------  ------------

SHAREHOLDERS'  EQUITY
  Capital Stock, non-assessable,
    par value five cents per
    share,  authorized
    10,000,000  shares, issued
    3,078,049 shares in 2000 (Note 4)          -             -         153,902
    3,117,531 shares in 2002 and 2001      155,877       155,877           -
  Paid-in  surplus                         338,003       338,003       339,978
  (Deficit) accumulated during
    the exploration  stage                (432,105)     (429,639)     (427,468)
                                       ------------  ------------  ------------
         TOTAL SHAREHOLDERS' EQUITY         61,775        64,241        66,412
                                       ------------  ------------  ------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS'  EQUITY        $    64,175   $    66,441   $    67,972
                                       ============  ============  ============





                    PREPARED FROM THE RECORDS WITHOUT AUDIT.

    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statements of Operations for the years ended March 31, 2002, 2001, and 2000 and cumulative from August 4, 1932 to March 31, 2002
(UNAUDITED)



                                                                           08/04/1932
                                                                               to
                     Notes          2002          2001          2000       03/31/2002
                                ------------  ------------  ------------  ------------
INCOME
  Sale  of  timber                      -             -             -     $    22,155
  Interest  income              $       620   $       748   $       901         6,232
                                ------------  ------------  ------------  ------------
          TOTAL  INCOME                 620           748           901        28,387
                                ------------  ------------  ------------  ------------

EXPENSES
  Officers  and  Directors fees
    and expenses (Notes 4 and 6)        600           600           600       120,472
  Professional  fees  (Note 6)        1,723         1,415           913        33,686
  SEC  &  stock  exchange  fees         -             -             166         6,398
  Office  supplies  &  expenses          37           178            38        11,330
  Property  &  other  taxes              26            26            36         1,494
  Transfer Agency fees (Note 6)         400           400           426         3,401
  Spokane  Quotation  Bureau            300           300           300         2,250
  Engineering  &  property  costs       -             -             -           9,426
  Net general & administrative
    expenses August 4, 1932
    through March 31, 1962              -             -             -          92,402
                                ------------  ------------  ------------  ------------
          TOTAL  EXPENSES             3,086         2,919         2,479       280,859
                                ------------  ------------  ------------  ------------

(LOSS) BEFORE OTHER
  INCOME AND EXPENSES                (2,466)       (2,171)       (1,578)     (252,472)

Total capitalized exploration
  costs  Written-off                    -             -             -        (196,997)
Prior  year  debt  adjustment           -             -             -          17,364
                                ------------  ------------  ------------  ------------

NET (LOSS) BEFORE TAXES              (2,466)       (2,171)       (1,578)     (432,105)

INCOME  TAXES     (Note  5)               0             0             0             0
                                ------------  ------------  ------------  ------------

NET  (LOSS)                     $    (2,466)  $    (2,171)  $    (1,578)  $  (432,105)
                                ============  ============  ============  ============
NET (LOSS) PER SHARE            $   (0.0008)  $   (0.0007)  $   (0.0005)  $   (0.1386)
                                ============  ============  ============  ============



                    PREPARED FROM THE RECORDS WITHOUT AUDIT.
    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statements of Stockholders' Equity from August 4, 1932 to March 31, 1994, And for the years ended March 31, 1995 through March 31, 2002 (UNAUDITED)

                  Number                              Accumu-     Cost of
                  of Shares   Par         Paid-In     lated       Treasury
                  Issued      Value       Surplus     (Deficit)   Stock       Total
                  ----------  ----------  ----------  ----------  ----------  ----------
From  08-04-32
 to  3-31-94       2,711,649    135,582     341,967    (425,056)     (2,355)     50,138
March 31, 1995
  Net  Income            -          -           -        12,791         -        12,791
  Stock Issuances    175,820      8,791         -           -           -         8,791
  Treasury Stock
    Issued               -          -        (1,989)        -         2,355         366
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 03-31-95  2,887,469    144,373     339,978    (412,265)          0      72,086
March 31, 1996
  Net  Loss              -          -           -        (2,269)        -        (2,269)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 03-31-96  2,887,469    144,373     339,978    (414,534)          0      69,817
March 31, 1997
  Net  Loss              -          -           -        (2,642)        -        (2,642)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 03-31-97  2,887,469    144,373     339,978    (417,176)          0      67,175
March  31,  1998
  Stock Issuances
    for services     190,580      9,529         -           -           -         9,529
  Net Loss               -          -           -        (4,891)        -        (4,891)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 03-31-98  3,078,049    153,902     339,978    (422,067)          0      71,813
March 31, 1999
  Net  Loss              -          -           -        (3,823)        -        (3,823)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 03-31-99  3,078,049    153,902     339,978    (425,890)          0      67,990
March 31, 2000
  Net Loss               -          -           -        (1,578)        -        (1,578)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 3-31-2000 3,078,049    153,902     339,978    (427,468)          0      66,412
March 31, 2001
  Net Loss               -          -           -        (2,171)        -        (2,171)
Correction to
  adjust records
  to Number of
  outstanding
  Shares per
  stockledger         39,482      1,975      (1,975)          0           0           0
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 3-31-2001 3,117,531    155,877     338,003    (429,639)          0      64,241

March 31, 2002
  Net Loss               -          -           -        (2,466)        -        (2,466)
                  ----------  ----------  ----------  ----------  ----------  ----------
BALANCES 3-31-2002 3,117,531  $ 155,877   $ 338,003   $(432,105)          0   $  61,775
                  ==========  ==========  ==========  ==========  ==========  ==========

                    PREPARED FROM THE RECORDS WITHOUT AUDIT.
    The accompanying notes to financial statements are an integral part of this financial statement.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Statements of Cash Flows for the years ended March 31, 2002, 2001, and 2000 (UNAUDITED)


                                           2002          2001          2000
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (Loss)                           $    (2,466)  $    (2,171)  $    (1,578)
  Adjustments to reconcile to net
    cash provided or (used):
    Increase(decrease) receivables
      & prepaids                             1,059          (567)         (492)
    Increase (decrease) to payables            200           640          (102)
                                       ------------  ------------  ------------
NET CASH USED IN OPERATING ACTIVITIES       (1,207)       (2,098)       (2,172)

NET  INCREASE  (DECREASE)  TO  CASH         (1,207)       (2,098)       (2,172)


CASH  BEGINNING  OF  PERIOD                 11,574        13,672        15,844
                                       ------------  ------------  ------------

CASH  END  OF  PERIOD                  $    10,367   $    11,574   $    13,672
                                       ============  ============  ============


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

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2002,  2001,  and  2000
(UNAUDITED)

NOTE  1  -  COMPANY  BUSINESS

Mineral Mountain Mining & Milling Company ("The Company") was incorporated under the laws of the state of Idaho on August 4, 1932, and has been in the exploratory stage since its inception. It is engaged in the business of mining and is exploring for non-ferrous and precious metals, primarily silver, lead and copper. The property of the Company is situated in the Coeur d'Alene Mining
District of Shoshone County, Idaho. The Company has no commercial production operations.

NOTE  2  -      ACCOUNTING  POLICIES

     Use  of  Estimates  in  the  Preparation  of  Financial  Statements:

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles of the United States of America and have been consistently applied in the preparation of the financial statements.

The significant accounting principles and practices of the Company are as follows:

a.     The financial statements are prepared on the accrual basis of accounting.

b.     The  process  of  preparing  financial  statements   in  conformity  with
generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

c. In accord with Statement No. 7 of the Financial Accounting Standards Board ("SFAS 7") for development stage companies (which classification includes exploratory stage mining companies), the Company charges costs related to exploration to operations with the exception of those which in the opinion of management have a continuing value. Statement No. 7 provides that financial statements issued by a development enterprise shall present the same financial information that is required of established operating enterprises.

d. The Company is unable to present cumulative statements of income, shareholders' equity and cash flows from inception of exploration stage activities due to incomplete prior year accounting records. Presentation of cumulative statements is required by SFAS 7.

e. The Company considers cash equivalents to be highly liquid investments with an original maturity of three months or less.

f. The Company reports comprehensive income (loss) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accordingly, accumulated other comprehensive income or loss is included in the Stockholders' Equity section of the Balance Sheet.
Amounts are reported net of tax and include gains or losses on available for sale securities.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2002,  2001,  and  2000
(UNAUDITED)

NOTE  2     ACCOUNTING  POLICIES  (continued)

g. The Company capitalizes costs incurred to purchase mineral property and to purchase or lease mineral rights. Exploration and development costs associated with mineral properties and claims not yet in production are expensed as incurred.

h. Earnings per share are computed using the weighted average of shares outstanding.

i.     Income tax provisions are calculated using an asset and liability method.

j. Long-lived assets are reviewed for impairment when circumstances indicate that their carrying value may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and/or its disposition is used. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the fair value of the asset.

k. The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998 and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities", in June 2000. These standards establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value, at the appropriate date. At March 31, 2000, 2001, and 2002, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

l. As of March 31, 2002, the Company has a recorded cost of $53,808 in exploratory stage mining properties which represents 83.85% of total assets. The ultimate realization of the Company's carrying costs in these assets is dependent upon the discovery and the ability of the Company to finance successful exploration and development of commercial ore deposits, if any, in the mining properties in sufficient quantity for the Company to recover its recorded cost or to sell such assets for greater than their recorded values. The likelihood of such discovery and development of ore in the exploratory mining properties, or sale thereof at March 31, 2002 cannot presently be determined. Therefore the recoverability of the recorded amounts of mining properties is uncertain. No provision for any ultimate decline in the realizable value of these assets has been made in the financial statements.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2002,  2001,  and  2000
(UNAUDITED)

NOTE  3  -     MINING  PROPERTY  AND  AGREEMENTS

               The Company's mining property consists of four patented mining claims which were acquired by the issuance of 1,100,000 shares of common capital stock. Prior to 1946, the Company performed a limited amount of exploration work on its claims over a number of years. An agreement was entered into on October 16, 1946 between Polaris Mining Company (now Hecla Mining Company) and Chester Mining Company providing for exploration and development work on a unitized area consisting of the four Mineral Mountain claims plus specifically defined portions of six Chester and three Polaris claims. Polaris was to perform the exploration work which was to be paid by Mineral Mountain. If the venture was successful, ores mined from the Mineral Mountain Area were to be divided on a basis of one-third each after 2/3 of all exploratory costs advanced by the Company had been reimbursed from net smelter returns. The costs paid out by the Company were included in the capitalized exploratory costs previously shown on the balance sheet. All capitalized exploration costs were written off on March 31, 1994. Work under the 1946 agreement was completed in the year 1948 without discovery of commercial ore.

               Another agreement on the "Mineral Mountain Area" was entered into on July 24, 1957. The 1957 agreement refers to termination of the 1946 agreement and that Polaris (Hecla Mining Company), Chester Mining Company and the Company each owned an undivided one third interest in any commercial ore, which may be found in the area. The 1957 agreement also provided that the Company would not be reimbursed for 2/3 of the exploration costs it had expended on the unitized property under the 1946 agreement.

               The 1957 agreement further provided that Polaris (Hecla) was to perform exploratory work on the unitized area. Polaris (Hecla) reported that it had expended $102,067 under the 1957 agreement and that work was suspended in July 1958. The percentage interests set out in the 1957 agreement were Polaris, 50%, and the Company and Chester, 25% each. Hecla Mining Company deeded all their interest in the Mineral Mountain Area to Sunshine Mining Company on June 26, 1984.

               Sunshine Mining Company discontinued all operations in the state of Idaho during the first quarter of 2002.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2002,  2001,  and  2000
(UNAUDITED)

NOTE  4  -     CAPITALIZATION

               The Company was originally incorporated on August 4, 1932, with an authorized capital of 2,000,000 shares of common capital stock with a par value of 5 cents per share. On March 31, 1952, the shareholders amended the authorized capital to 3,000,000 shares of 5 cents par value capital stock. On August 21, 1984, the shareholders amended the authorized capital to 10,000,000 shares of 5 cent par value capital stock.

               A summary of the Company shares issued since inception to March 31, 2002 is as follows (Note: the respective Boards of Directors determined the basis of each consideration of capital stock issuance in non-cash transactions):

                                                  August 4, 1932
                                                 (inception) to
                                                  March 31, 2002
                                                ------------------
                    Cash                             1,077,700
                    Services                           597,729
                    Property                         1,100,000
                    Payment of liabilities             302,620
                    Adjustment to reconcile with
                       stock  transfer  records         39,482
                                                   ------------
                     TOTAL  OUTSTANDING              3,117,531
                                                   ============

               A summary of items making up the paid-in surplus account at March 31, 2002 is as follows:

                    Premium  on  shares            $   452,662
                    Discount  on  shares               (39,472)
                    Reacquired shares - discount       (15,423)
                    Commission  &  other               (57,789)
                    Adjustment to reconcile with
                          stock transfer records        (1,975)
                                                   ------------
                      TOTAL                        $   338,003
                                                   ============

     During the year ended March 31, 1998, a total of 190,580 shares were issued for services rendered or in the payment of accounts payable for services rendered in prior years.

During the year ended March 31, 2001 an adjustment of 39,482 shares ($1,975) was made to reconcile the accounting records with the capital stock transfer records. A corresponding adjustment of $1,975 was made to paid-in surplus.

MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(An  Exploratory  Stage  Mining  Company)
Notes  to  Financial  Statements,  March  31,  2002,  2001,  and  2000
(UNAUDITED)

NOTE  5  -     INCOME  TAXES

               The Company has a net operating loss carryover for income tax purposes of $208,647 which expires as follows:

                              03-31-09     $   188,807
                              03-31-11           2,269
                              03-31-12           2,642
                              03-31-13           4,891
                              03-31-19           3,823
                              03-31-20           1,578
                              03-31-21           2,171
                              03-31-22           2,466

At March 31, 2002, 2001, and 2000, deferred tax differences primarily relate to capitalization of exploration costs for income tax purposes. The Company's deferred tax liabilities are completely offset by its net operating loss carryovers. As there is no certainty as to the utilization of these items, the benefit attributable thereto is fully offset by a valuation allowance.

The deficit accumulated during the exploratory stage in the amount of $196,997 had been capitalized for income tax purposes to March 31, 1993. As no known ore bodies or productive vein systems had been discovered, these costs were written off for income tax purposes on March 31, 1994

NOTE  6-RELATED  PARTY  TRANSACTIONS

Amounts were paid or accrued to officers of the Company in the fiscal years ended March 31, 2002, 2001, and 2000 as follows:

                                              Fiscal Year  ended March 31
                                          -------------------------------------
                                             2002         2001        2000
                                          ----------   ----------   -----------
Accounting and stock transfer expense     $  1,723     $  1,415     $    913
Officer  Compensation                          600          600          600
Stock  Transfer  services                      400          400          426

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13, of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINERAL  MOUNTAIN  MINING  &  MILLING  COMPANY
(REGISTRANT)


/S/  Donald  L.  Hess                        /S/  Earl  T.  Siler
---------------------                        --------------------
Donald  L.  Hess                             Earl  T.  Siler
Secretary  -  Treasurer  and                 President,  Chief Administrative
Principal  Financial  Officer                Officer  and  Director

Date:     June  28,  2002                   Date:     June 28,  2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and as of the date indicated.


Date:     June  28,  2002         /S/  Earl  T.  Siler
                                   --------------------
                                   Earl  T.  Siler
                                   President,  Director  and
                                   Principal  Executive  Officer


Date:     June  28,  2002         /S/  Donald  L.  Hess
                                   ---------------------
                                   Donald  L.  Hess
                                   Secretary - Treasurer, Director and
                                   Principal Financial Officer


Date:     June  28,  2002         /S/  Forrest  Godde
                                   -------------------
                                   Forrest  Godde
                                   Director


Date:     June  28,  2002         /S/  Josef  Suveg
                                   -----------------
                                   Josef  Suveg
                                   Director


Date:     June  28,  2002         /S/  Richard  Schwary
                                   ---------------------
                                   Richard  L.  Schwary
                                   Director