Form 10QSB
period 2002-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2002-11-12
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Commission file number 1-8187

MINERAL MOUNTAIN MINING & MILLING COMPANY

(Exact name of registrant as specified in its charter)

    IDAHO

   82-0144710

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

         Identification Number)

410 Sherman Ave Suite 203

Coeur d’Alene, Idaho

(Address of principal executive offices)

83814-2761

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

Yes_____X_____

No

______

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2002:

3,078,049 shares of 5 cent par value per share

Transitional small business disclosure format (check one):

Yes( )

No(x)

MINERAL MOUNTAIN MINING & MILLING COMPANY

Form 10-QSB

For the quarterly period ended September 30, 2002

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

Form 10-QSB

For the quarterly period ended September 30, 2002

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mineral Mountain Mining & Milling Company

(Registrant)

Dated:  October 30, 2002

By

/S/ DONALD L HESS________________

Donald L. Hess

Secretary - Treasurer

Pursuant to the requirements of the Securities and Exchange act of 1934, the report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Dated: October 30, 2002

By

/S/ DONALD L HESS________________

Donald L. Hess

Secretary - Treasurer