Form 10QSB
period 2002-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2003-02-14
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

Commission file number 1-8187

MINERAL MOUNTAIN MINING & MILLING COMPANY
(Exact name of registrant as specified in its charter)

IDAHO							  82-0144710
(State or other jurisdiction of
(IRS Employer
incorporation or organization)
Identification Number)

410 Sherman Avenue   Suite 203
Coeur d'Alene, Idaho
(Address of principal executive offices)
83814-2862
(Zip Code)
(208) 664-3544
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes_____X_____	No 	______


APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2002:

3,117,531 shares of 5 cent par value per share

Transitional small business disclosure format (check one):
   Yes( )	No(x)







MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended December 31, 2002


PART I.     FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2)of the Securities Exchange Act of 1934, as amended, as an exploration stage mining company not in the production stage and claims exemption thereunder from the requirement to file Part I.


PART II    OTHER INFORMATION


ITEM 1	LEGAL PROCEEDINGS
		NONE.

ITEM 2	CHANGES IN SECURITIES
		NONE.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
		NONE.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		NONE.

ITEM 5	OTHER INFORMATION
		NONE REQUIRED.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
		NONE.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company
(Registrant)

Dated:  February 13, 2003

By  /S/ EARL T. SILER
Earl T. Siler, President


Dated: February 13, 2003

By  /S/ DONALD L HESS
Donald L. Hess, Secretary - Treasurer


Certifications

I, Earl T. Siler, President of Mineral Mountain Mining & Milling Company, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mineral
Mountain Mining& Milling Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the information included in this quarterly report is fairly presented in all material respects.

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
 (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure
 that material information relating to the registrant, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's accountants and the registrant's board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's accountants any material weaknesses in internal controls;
and

(b)	any fraud, whether or not material, that involves management or other employeeswho have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003
/s/ Earl T. Siler
Earl T. Siler, President
I, Donald L. Hess, Corporate Secretary of Mineral Mountain Mining & Milling Company, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Mineral
Mountain Mining & Milling Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the information included in this quarterly report is fairly presented in all material respects.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report if being prepared;

(b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officer and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 13, 2003

/s/ Donald L. Hess
Donald L. Hess, Corporate Secretary and Chief Financial Officer

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Earl T. Siler, director and president of Mineral Mountain Mining & Milling Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Company for the
period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  February 13, 2003
_/s/Earl T. Siler______________________
Signature


I, Donald L. Hess, secretary/treasurer of Mineral Mountain Mining & Milling Company (the "Company") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

3.	This Quarterly Report on Form 10-QSB of the Company for the
period ended December 31, 2002, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and

4.	The information contained in the report fairly presents, in all material respects, the financial condition and results of
operations of the Company.
Date:  February 13, 2003
_/s/Donald L. Hess______________________
Signature

5