Form 10KSB
period 2003-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2003-07-14
CIK 66600

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934              (no fee required):  For the
fiscal year ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period ________ to ________

Commission File No. 1-3317

MINERAL MOUNTAIN MINING & MILLING COMPANY
	  (Name of small business issuer in its charter)

___________IDAHO_______________           82-0144710
(State or other jurisdiction of              (IRS
  incorporation or organization)       Identification Number)

	410 Sherman Avenue, Suite 207 Coeur d'Alene, Idaho  83814-2862
	 (Address of principal executive offices)            (ZipCode)

Registrant's telephone number, including area code:(208)664-3544
Registrant's fax number, including area code: (208)664-
3543

Securities registered pursuant to Section 12(b) of the Act:
	                                  Name of each exchange
	Title of each class               on which registered
Common capital stock,                    None
 5 cent par value

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.[ ]

The registrant generated no revenues for its most recent fiscal year. The aggregate market value based on the bid price of the shares of Common Stock held by non-affiliates of the Registrant at June 13, 2003 was approximately $31,175. For purposes of this computation, all officers, directors and 10% shareholders of the Registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors, and 10% shareholders are affiliates.

At June 13, 2003, the registrant had 3,117,531 outstanding shares of par value $0.05 common stock.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS                                    3
ITEM 2.  DESCRIPTION OF PROPERTY                                    4
ITEM 3.  LEGAL PROCEEDINGS                                          4
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         4


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS    4
ITEM 6. MANAGEMENT'S DICUSSION AND ANALYSIS OR PLAN OF OPERATIONS   5
ITEM 7. FINANCIAL                                                   5
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL                                 5

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE  5
ITEM 10.  EXECUTIVE  COMPENSATION                                   6
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                                7
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            7
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          7
ITEM 14. CONTROLS AND PROCEDURES                                    8
CERTIFICATIONS                                                      9
SIGNATURES                                                         10
CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT                  11
FINANCIAL STATEMENTS                                         F-1-F-11

MINERAL MOUNTAIN MINING & MILLING COMPANY
FORM 10-KSB
March 31, 2003


PART I


ITEM 1 DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimates," "forecast," "project" and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management's discussion and analysis or plan of operations elsewhere in this report. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict. Actual results could differ materially from those expressed in forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management's view only as of the date of this report.

GENERAL

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

EMPLOYEES

The Registrant has no paid employees. None of the Registrant's executive officers were employed by the Registrant at March 31, 2003.

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

ITEM 3 - LEGAL PROCEEDINGS
None.


PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders in 2002 or the first quarter of 2003.


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDERS MATTERS

(a)	Market information:

The Registrant's stock was formerly traded on the Spokane
Stock Exchange, Spokane, Washington which closed on May 24,
1991. Quotation for the Registrant's shares are now reported by the Spokane Quotation Bureau.

The bid prices for the Registrant's stock for the period ending March 31, 2003 are as follows:


                                2002         2001
                               -----         -----

                            High   Low    High   Low
First Quarter Ended 6/30   $0.02  $0.02  $0.03  $0.02

Second Quarter Ended 9/30  $0.02  $0.02  $0.02  $0.02

Third Quarter Ended 12/31  $0.01  $0.01  $0.02  $0.02

Fourth Quarter Ended 3/31  $0.01  $0.01  $0.02  $0.02



                                2003         2002
                               -----         -----

                            High   Low    High   Low

Fourth Quarter Ended 3/31  $0.01  $0.01  $0.02  $0.02


(b)	As of June 13, 2003, there were approximately 1,437
holders of record of the Registrant's Common Stock.

(c)	The Registrant has never paid cash dividends, and has no
plans of paying dividends in the foreseeable future.
There are no restrictions on the Registrant's ability to pay dividends.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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
The patented claims are being maintained and the financial records are updated quarterly. During the year ended March 31, 2003, the Registrant spent $1,958 in engineering costs to explore the possibility of harvesting timber from its property.


ITEM 7 - FINANCIAL STATEMENTS
The financial statements of the Registrant are appended as pages F1 through F11. The Registrant's financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange
Commission.


ITEM 8- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
None.


ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
CONTROL  PERSONS;
COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.

(a)	Identification  of  Directors  and  Executive
Officers  are  as  follows:

  Name                  Age    Affiliation with Registrant

Earl T. Siler           88     Director, President
Forrest Godde           86     Director
Richard L. Schwary      75     Director


The board of Directors normally consists of five members. However, during the past year, two of the Directors,
including the Secretary/Treasurer, died.   The board has not
yet appointed new Directors. The Directors serve until the next meeting of the shareholders or until their successors are elected and qualified. There are no arrangements or understandings between any of the directors and any other persons pursuant to which any director is to be selected as a director or nominee.

BUSINESS  EXPERIENCE  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

Earl T. Siler is the President and Director of the Registrant. He is a retired Mining Equipment Dealer and has served on the Board of Directors for several mining companies over the past 25 years. He has been a director of the Registrant since 1993.

Forrest Godde is a businessman and Director of Mineral
Mountain Mining & Milling Company. He has been a director of the Registrant since 1993.

Richard L. Schwary has a Director of Mineral Mountain Mining and Milling Company since 1985.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Officers, Directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5:
 To the Registrant's knowledge, the required Forms 3, 4, and 5 have been filed.


ITEM 10 - EXECUTIVE COMPENSATION

Total annual compensation received by all executive officers is $600 per year. The Registrant has provided no stock options, warrants, or stock appreciation rights. There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

PART III


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security ownership of certain beneficial owners.





Title of Class  Name of Beneficial Owner                     Amount of Beneficial Ownership  Percent of ----------
----  -------------------------------------------  ------------------------------  ---- Class---
Common Stock .  Borjessan Family Trust                                     312,046       10.01%
Common Stock .  Cede & Co                                                  320,542       10.28%

(b)Security ownership of management





Title of Class  Name of Beneficial Owner                     Amount of Beneficial Ownership  Percent of
----  -------------------------------------------            ------------------------------  --- Class---
Common Stock .  Earl Siler                                                  91,000                 2.92%
Common Stock .  Donald L. Hess                                             326,713                10.48%
Common Stock .  Forrest Godde                                               40,000                 1.28%
Common Stock .  Josef Suveg                                                 31,000                  .99%
Common Stock .  Richard Schwary                                             44,200                 1.42%

Common Stock .  Directors and Executive Officers as a Group                532,913                17.09%



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)	Transactions with Management and Others.
There have been no transactions of the type set forth in Item
404(a) of Regulation S-X.

(b)	Certain Business Relationships.
Donald L. Hess, Secretary/Treasurer of the Registrant, maintained the financial records of the Registrant. He was also the owner of the Columbia Stock Transfer Company which acts as transfer agent and registrar of the Registrant's outstanding stock.

PART IV


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits and index of exhibits:   8-K

	(b)	Reports on Form 8-K.

No reports were filed by the Registrant on Form 8-
K during the last quarter of 2002 or the first quarter of 2003.

ITEM  14.  CONTROLS  AND  PROCEDURES

The Registrant's President evaluated the Registrant's disclosure controls and procedures within 90 days of the filing date of this annual report. Based upon this evaluation, the Registrant's President concluded that the
 Registrant's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Registrant's internal controls or, to the knowledge of the management of the Registrant, in other factors that could significantly affect these controls subsequent to the evaluation date.

CERTIFICATIONS

I, Earl Siler, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Mineral
Mountain Mining & Milling Company.

2.	Based  on  my  knowledge,  this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based  on  my  knowledge,  the  financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this annual  report.

4.	I am responsible for establishing  and  maintaining disclosure controls and procedures (as defined in Exchange  Act  Rules
13a-14  and  15d-14)  for  the  Registrant  and  have:

a.	designed  such disclosure controls and procedures to
ensure that material information relating to the
Registrant, including its consolidated subsidiaries, is
 made  known  to  us by others within those entities,
particularly during the period  in  which  this  annual
 report  is  being  prepared;
b.	evaluated  the  effectiveness of the Registrant's
disclosure controls and procedures  as  of a date
within 90 days prior to the filing date of this annual
report  (the  "Evaluation  Date");  and
c.	presented  in  this annual report my conclusions about
the effectiveness of disclosure controls and procedures based on our evaluation as of the Evaluation Dates'

5.	I have disclosed, based on my most recent
evaluation, to the Registrant's accountant and the audit committee of the Registrant's board of directors
(or persons performing the equivalent functions);

a.	all  significant  deficiencies  in  the  design or
operations of internal controls  which  could
adversely  affect  the  Registrant's  ability to
record, process,  summarize  and  report  financial
data  and  have  identified for the Registrant's
auditors  any  material  weaknesses  in  internal
controls;  and
b.	any  fraud,  whether  or  not material, that involves
management or other employees who have a significant role in the Registrant's internal controls; and

6.	I have indicated in this annual  report whether
there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  July 10, 2003

/s/  Earl Siler
-----------------------------------
Earl Siler
President  and  Director

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERAL MOUNTAIN MINING & MILLING COMPANY
(Registrant)

By:  /s/ Earl Siler
 ------------------------
Earl Siler, President,
Date:  July 10, 2003

CERTIFICATION  PURSUANT  TO  THE  SARBANES-OXLEY  ACT
18  U.S.C.  SECTION  1350
AS  ADOPTED  PURSUANT  TO  SECTION  906
OF  THE  SARBANES-OXLEY  ACT  OF  2002

I, Earl Siler, director and president of Mineral Mountain Mining & Milling Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This  Annual  Report on Form 10-KSB of the Registrant for
the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The  information contained in the report fairly presents,
in all material respects, the financial condition and results of operations of the Registrant.

By:  /s/ Earl Siler
 ------------------------
Earl Siler, President and Director
Date:  July 10, 2003

Donald L. Hess, P.A.
210 Sherman Avenue, Suite 207
Coeur d'Alene, ID  83814



TO THE BOARD OF DIRECTORS
MINERAL MOUNTAIN MINING AND MILLING COMPANY, INC.


ACCOUNTANT'S DISCLAIMER REPORT

I have prepared without audit from the records of Mineral Mountain Mining and Milling Company, Inc., (an exploratory stage publicly held mining company), balance sheets as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years then ended.

The Company is unable to present cumulative statements of operations, stockholders' equity and cash flows from the inception of exploration stage activities due to incomplete early-year accounting records. Presentation of such statements is required by Statement of Financial Accounting Standards No. 7 of the Financial Accounting Standards Board.

I am not independent with respect to Mineral Mountain Mining and Milling Company, Inc. and the accompanying balance sheets of the Company as of March 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended were not audited by me, and accordingly, I do not express an opinion on them.

Sincerely,


DONALD L. HESS P.A.



Delaine Hess Gruber
July 7, 2003













                                   F1

MINERAL MOUNTAIN MINING AND MILLING COMPANY, INC.
(An Exploratory Stage Mining Company)
TABLE OF CONTENTS







                                                                        Page

Accountant's Disclaimer Report                                          F1

Balance Sheets (Unaudited) as of March 31, 2003 and 2002                F3

Statements of Operations (Unaudited) for the years
  ended March 31, 2003 and 2002                                         F4

Statements of Changes in Stockholders' Equity (Unaudited)
  for the years ended March 31, 2003 and 2002                           F5

Statements of Cash Flows (Unaudited) for the years
  ended March 31, 2003 and 2002                                         F6

Notes to Financial Statements (Unaudited) for the years ended
  March 31, 2003 and 2002                                               F7 to F11























                                     F2

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Balance Sheets - UNAUDITED
March 31, 2003 and 2002



                                                    2003               2002
ASSETS

Current assets:
  Cash and cash equivalents:
   Cash in bank                                 $    4,800       $     1,867
   Certificate of deposit                                              8,500
                                                ----------       -----------
                                                     4,800            10,367
                                                ----------       -----------
      Total current assets                           4,800            10,367

Mining claims and land                              53,808            53,808
                                                ----------        ----------

      Total assets                              $   58,608        $   64,175
                                                ==========        ==========

LIABILITES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable to related party            $     3,000        $    2,400
                                               -----------        ----------


Stockholders' equity:
  Common stock, $0.05 par value; 10,000,000
     shares authorized, 3,117,531 shares
     issued and outstanding                        155,877           155,877
  Additional paid-in capital                       338,003           338,003
  Accumulated deficit                             (438,272)         (432,105)
                                                ----------        ----------

    Total stockholders' equity                      55,608            61,775
                                                ----------        ----------

    Total liabilities and stockholders' equity  $   58,608         $  64,175
                                                ==========        ==========

Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

                                F3

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Statements of Operations - UNAUDITED
Years ended March 31, 2003 and 2002



                                                    2003                2002
Operating expenses:
  Directors' fees                              $       600       $       600
  Professional service fees to related party         2,683             2,123
  Engineering fees                                   1,958
  Spokane quotation bureau fee                         600               300
  Other professional services                          299
  Other general and administrative expenses             49                63
                                               -----------        ----------
    Total operating expenses                         6,189             3,086
                                               -----------        ----------
Other income (expense):
  Interest and dividend income                          22               620
                                               -----------        ----------
    Total other income (expense)                        22               620
                                               -----------        ----------
Net Loss                                       $    (6,167)       $   (2,466)
                                               ===========        ==========

Net loss per common share-basic                   $(0.0020)         $(0.0008)
                                               ===========        ==========
Weighted average common shares
   outstanding-basic                             3,117,531         3,082,500
                                               ===========        ==========





Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

                                       F4

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Statement of Changes in Stockholders' Equity - UNAUDITED
Years ended March 31, 2003 and 2002



                                                           Additional
                                     Common Stock           Paid-In    	Accumulated      Total
                                   Shares     Amount        Capital        Deficit       Equity

Balance, December 31, 2000       3,078,049  $    153,902  $   339,978    $  (427,468)   $ 66,412

Correction to reconcile to
   number of shares outstanding
   per stockledger                  39,482         1,975       (1,975)

Net loss                                                                      (2,171)     (2,171)
                                 ---------   ----------    ----------    -----------    --------
Balance, December 31, 2001       3,117,531      155,877       338,003       (429,639)     64,241

Net loss                                                                      (2,466)     (2,466)
                                 ---------   ----------    ----------    -----------    --------
Balance, December 31, 2002       3,117,531      155,877       338,003       (432,105)     61,775

Net loss                                                                      (6,167)     (6,167)
                                 ---------   ----------    ----------    -----------    --------
Balance, December 31, 2003       3,117,531  $   155,877    $  338,003    $   438,272    $ 55,608
                                 =========  ===========    ==========    ===========    ========

Prepared from the records without audit.



The accompanying notes are an integral part of these financial statements.

                                   F5

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Statements of Cash Flows - UNAUDITED
Years ended March 31, 2003 and 2002




                                                      2003            2002

Cash flows from operating activities:

  Net loss                                          $    (6,167)   $  (2,466)

  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Decrease in receivables and prepaids                               1,059
    Increase in accounts payables to related party          600          200
                                                     ----------    ---------
Net cash used by operating activities                    (5,567)      (1,207)
                                                     ----------    ---------
Net decrease in cash and cash equivalents                (5,567)      (1,207)

Cash and cash equivalents, beginning of year             10,367       11,574
                                                     ----------    ---------
Cash and cash equivalents, end of year               $    4,800    $  10,367
                                                     ==========    =========






Prepared from the records without audit.





The accompanying notes are an integral part of these financial statements.



                                     F6

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Notes to Financial Statements - UNAUDITED


1.	Description of Business

Mineral Mountain Mining and Milling Company. (An Exploratory
Stage Mining Company) ("the Company") was incorporated under the laws of the State of Idaho on August 4, 1932 and is publicly held. It has been in the exploratory stage since its inception. It is engaged in the business of mining and is exploring for non-ferrous and precious metals, primarily silver, lead and copper. The properties of the Company are situated in Coeur d'Alene Mining District of Shoshone County, Idaho. The Company's mining properties are not in production. During the years 1996 through 1998, the Company sold timber off of its patented ground.

2.	Summary of Significant Accounting Policies

Development Stage Mining Company

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

The Company is unable to present cumulative statements of operations, stockholders' equity and cash flows from inception of exploration stage activities due to incomplete prior year accounting records.
Presentation of cumulative statements is required by SFAS 7.

Cash Equivalents

Highly liquid short-term investments with a remaining maturity when purchased of three months or less are classified as cash equivalents. The Company deposits its cash and cash equivalents in high quality financial institutions.

Mining claims and land

Costs of exploring, acquiring and developing mineral properties are capitalized by the project area. Costs to maintain mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs are amortized using the units-of-production method on the basis of periodic estimates of ore reserves. Mineral properties are periodically assessed for impairment of value, and any subsequent losses are charged to operations at the time of impairment. If a property is abandoned or sold, its capitalized costs are charged to operations.
                               F7

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Notes to Financial Statements - UNAUDITED, Continued

2.  Summary of Significant Accounting Policies, Continued

Impaired Asset Policy

The Company periodically reviews its long-lived assets when applicable to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by its assets to their respective carrying amounts.

Income Taxes

The Company accounts for income taxes using the liability method, which requires that deferred income taxes be recognized for temporary differences between the financial statement and income tax bases of assets and liabilities, as well as for net operating loss carryforwards which may result in the recognition of income tax benefits in future years. A valuation allowance is established for deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized.

Loss Per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted loss per share is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of diluted loss per share if their effect is antidilutive. At March 31, 2003 and 2002, the Company had no potential common shares, and only basic loss per share is reported for the years then ended.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and accounts payable, approximated their fair values as of March 31, 2003 and 2002.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification
Certain balances from prior year financial statements have been reclassified to conform with the current year presentation.
These reclassifications did not effect total assets, net loss, or stockholders equity as previously reported.


                                F8

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Notes to Financial Statements - UNAUDITED, Continued

2.  Summary of Significant Accounting Policies, Continued
			New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 addresses financial accounting and reporting for business combinations. SFAS No. 141 generally requires business combinations to be accounted for using the purchase method. The pronouncement is effective for business combinations occurring after June 30, 2001. Concurrent with the issuance of SFAS No. 141, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 sets forth financial accounting and reporting for acquired goodwill and other intangible assets. The provisions of SFAS No. 142 are effective December 31, 2001. The Company has not had any business combinations in the periods reported on, does not have any recorded goodwill and does not anticipate that adoption of these pronouncements will result in any impact on its reported financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company presently does not have any asset retirement obligations and does not anticipate that adoption of this pronouncement will result in any impact on its reported financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The provisions of SFAS No. 144 are generally effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not result in any impact on its reported financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement culminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales-leaseback accounting rules. The statement also contains other

                             F9

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Notes to Financial Statements - UNAUDITED, Continued

2.	Summary of Significant Accounting Policies, Continued

New Accounting Pronouncements, continued nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on its reported financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on its reported financial position or results of operations.

3.	Mining claims and land

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



                              F10

Mineral Mountain Mining and Milling Company, Inc.
(An Exploratory Stage Mining Company)
Notes to Financial Statements - UNAUDITED, Continued

Mining claims and land - Continued
Another agreement on the "Mineral Mountain Area" was entered into on July 24, 1957. The 1957 agreement refers to termination of the 1946 agreement and that Polaris (Hecla Mining Company), Chester Mining Company and the Company each owned an undivided one third interest in any commercial ore, which may be found in the area. The 1957 agreement also provided that the Company would not be reimbursed for 2/3 of the exploration costs it had expended on the unitized property under the 1946 agreement.

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

4.	Income Taxes

At March 31, 2003 and 2002, the Company had deferred tax assets of approximately $72,800 and $70,900, respectively, arising principally from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both March 31, 2003 and 2002.

At March 31, 2003, the Company has tax basis net operating loss carryforwards totaling approximately $214,000 that expire in the years 2014 through 2023.

5.	Related Party Transactions

The Company paid professional service fees of $2,005 and $2,123 during the years ended March 31, 2003 and 2002, respectively for accounting and stock transfer services to companies owned by Donald L. Hess (the Company's former secretary/treasurer,
director and current stockholder).   Mr. Hess also received
officer compensation of $600 during each of the years ended March 31, 2003 and 2002.







                              F11