Form 10QSB
period 2003-06-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2003-08-22
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

Commission file number 1-8187

MINERAL MOUNTAIN MINING & MILLING COMPANY
(Exact name of registrant as specified in its charter)

IDAHO		                            82-0144710
(State or other jurisdiction of             (IRS Employer
incorporation or organization)         Identification Number)

410 Sherman Avenue   Suite 207
Coeur d'Alene, Idaho
(Address of principal executive offices)

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
Yes  X	No   X

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2003:
3,117,531 shares of 5 cent par value per share

Transitional small business disclosure format (check one):
   Yes( )	No(x)











MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended June 30, 2003


PART I.     FINANCIAL INFORMATION

The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, as an exploration stage mining company not in the production stage and claims exemption there under from the requirement to file Part I.


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

Dated:  August 13, 2003

By  /S/ EARL T. SILER
Earl T. Siler, President


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

(c)	presented in this quarterly report my conclusions about
the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on my most recent evaluation,
to the registrant's board of directors (or persons performing the equivalent functions) that there has been no:

(a)	significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's board any material weaknesses in internal controls; and

(b)	fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. During the quarter, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 13, 2003
/s/ Earl T. Siler
Earl T. Siler, President


CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Earl T. Siler, director and president of Mineral Mountain
Mining & Milling Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Registrant
for the period ended June 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly
presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  August 13, 2003

/s/Earl T. Siler

Earl T. Siler