Form 10QSB
period 2003-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2003-11-10
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2003: 3,117,531 shares of 5 cent par value per share

Transitional small business disclosure format (check one):
   Yes( )	No(x)

MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended September 30, 2003


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

Dated: November 10, 2003

By  /S/ Delaine H. Gruber
Delaine Hess Gruber, President


Certifications

I, Delaine Hess Gruber, President of Mineral Mountain Mining & Milling Company, certify that:

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

Date: November 10, 2003
/s/ Delaine H. Gruber
Delaine Hess Gruber, President


CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Delaine Hess Gruber, director and president of Mineral Mountain Mining & Milling Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Registrant for the
period ended September 30, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Date:  November 10, 2003

/s/Delaine H. Gruber

Delaine Hess Gruber