Form 10QSB
period 2003-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2004-02-02
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2003: 3,117,531 shares of 5 cent par value per share

Transitional small business disclosure format (check one):
   Yes( )	No(x)

MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended December 31, 2003


PART I.     FINANCIAL INFORMATION
The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, as an exploration stage mining company not in the production stage and claims exemption there under from the requirement to file Part I.


PART II    OTHER INFORMATION


ITEM 1	LEGAL PROCEEDINGS
		NONE.

ITEM 2	CHANGES IN SECURITIES
		NONE.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
		NONE.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		NONE.

ITEM 5	OTHER INFORMATION
	On December 21, 2003, the Registrant entered into an agreement to lease its mining claim group to Sterling Mining
Company (Sterling) (OTC:SRLM).   The lease agreement covers the
Mineral Mountain property, a 46-acre claim block completely surrounded by Sterling's Sunshine Mine property. The lease term is for 25 years in exchange for an upfront payment of 30,000 shares of Sterling stock, an annual payment of $3,600, and a 3 percent net smelter royalty on future production from the property. Sterling was granted an option to acquire 1,000,000 shares of Mineral Mountain stock at a price of $0.50 per share as part of the agreement.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
	NONE.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company
(Registrant)

Dated: February 2, 2004

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

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

5.	I have disclosed, based on my most recent evaluation, to the registrant's board of directors that there has been no:

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

Date: February 2, 2004
/s/ Delaine H. Gruber
Delaine Hess Gruber, President

CERTIFICATIONS  PURSUANT TO THE SARBANES-OXLEY ACT
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

I, Delaine Hess Gruber, director and president of Mineral Mountain Mining & Milling Company (the "Registrant") do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.	This Quarterly Report on Form 10-QSB of the Registrant for the
period ended December 31, 2003, as filed with the Securities and Exchange Commission (the "report"), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the report fairly presents, in all material respects, the activity of the Registrant.

Date:  February 2, 2004

/s/Delaine H. Gruber
Delaine Hess Gruber