Form 10KSB
period 2004-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2004-06-30
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the fiscal year ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period   ________ to ________

Commission file number 001-03317

MINERAL MOUNTAIN MINING AND MILLING COMPANY

(Name of small business issuer in its charter)

                          Idaho

82-0144710

(State or other jurisdiction of incorporation)

(I.R.S. Employer Id. No.)

        410 Sherman Ave., Coeur d’Alene, Idaho

   83814

(Address of principal executive offices)

(Zip code)

Registrant’s telephone number, including area code:  (208) 664-3544

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.10 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes (X)           No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [  ]

The Registrant generated no revenues for its most recent fiscal year.  The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, based on the average bid and ask price as of June 24, 2004 was $2,210,272.

At June 24, 2004, there were 3,157,531 outstanding shares of par value $0.05 common stock.

This Form 10-KSB contains 21 pages.

Part I

Item 1.

Description of Business.

3

Item 2.

Description of Properties.

4

Item 3.

Legal Proceedings.

4

Item 4.

Submission of Matters to a Vote of Security Holders

4

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

5

Item 6.

Management's Discussion and Analysis or Plan of Operation

5

Item 7.

Financial Statements.

6

Item 8.

Changes in and Disagreement With Accountants on Accounting and

Financial Disclosure

6

Item 8A.

Controls and Procedures

6

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

6

Item 10.

Executive Compensation.

7

Item 11.

Security Ownership of Certain Beneficial Owners and Management

7

Item 12.

Certain Relationships and Related Transactions.

7

Item 13.

Exhibits and Reports on Form 8-K

7

Financial Statements

F1-F10

Signatures

21

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Forward-looking statements

This Form 10-KSB contains forward-looking statements.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions that are not statements of historical facts.  This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance.  The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based on management’s discussion and analysis or plan of operations and elsewhere in this report.  Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks and uncertainties, some of which are beyond our control, and are difficult to predict.  Actual results could differ materially from those expressed in forward-looking statements.   Readers are cautioned not to place undue reliance on any forward-looking statements, which reflect management’s view only as of the date of this report.

General

Mineral Mountain Mining and Milling Company (the "Registrant”) was incorporated under the laws of the state of Idaho on August 4, 1932 and is a mining company in the exploration stage.  It is engaged in exploring for non-ferrous and precious metals, principally silver, lead and copper.  The mining properties of the Registrant are located in Shoshone County, Idaho.  For further description of the Registrant's properties see ITEM 2 of this report.  If any ores should be developed and produced, these would be milled and the concentrates sold to metal smelters at prices determined by the metals on the open market.

The Registrant’s executive office is located at 410 Sherman Avenue, Suite 207, Coeur d’Alene, Idaho  83814.   This address is also its mailing address.

Employees

The Registrant currently has no full-time employees. The Registrant utilizes the services of outside consultants.

Competition

There is aggressive competition within the minerals industry to discover and acquire claims considered to have commercial potential. The Registrant’s competitors have longer operating histories, more experienced management and greater financial and market strengths. In addition, the Registrant competes with others in efforts to obtain financing to explore and develop mineral properties.  There is no assurance that the Registrant can compete effectively with these and other companies.

Regulation

The Registrant’s activities in the United States are subject to various federal, state, and local laws and regulations governing prospecting, development, production, labor standards, occupational health and mine safety, control of toxic substances, and other matters involving environmental protection and taxation.  It is possible that future changes in these laws or regulations could have a significant impact on the Registrant’ business, causing those activities to be economically reevaluated at that time

ITEM 2.  DESCRIPTION OF PROPERTY

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

See Item 6 “Management’s Discussion and Analysis or Plan of Operation” for a discussion of a mineral lease agreement the Registrant entered into during the year ended March 31, 2004 as it relates to this property.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF  MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ending March 31, 2004.

[THE BALANCE OF THIS PAGE HAS BEEN INTENTIONALLY LEFT BLANK]

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)

Market information.  The Registrant’s common stock is quoted by the Pink Sheets Quotation System under the symbol MMMM.  The following table sets forth the range of high and low bid prices as reported by the Pink Sheet Quotation System for the periods indicated.  These over-the-counter bid prices reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter Ended 6/30	$0.02	$0.02	$0.02	$0.02
Second Quarter Ended 9/30	$0.02	$0.10	$0.02	$0.02
Third Quarter Ended 12/31	$0.05	$0.90	$0.01	$0.01

	2004		2003
	High	Low	High	Low
Fourth Quarter Ended 3/31	$0.65	$1.00	$0.02	$0.02

b)

As of June 24, 2004, there were approximately 1,361 holders of record of the Registrant's Common Stock.

c)

The Registrant has paid no dividends and proposes for the foreseeable future to utilize all available funds for the development of its business.  Accordingly, it has no plans to pay dividends even if funds are available, as to which there is no assurance.  There are no restrictions on the Registrant's ability to pay dividends.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Plan of Operation

The Registrant has been idle for several years.  On December 21, 2003, the Registrant signed a mineral lease agreement with Sterling Mining Company (“Sterling”) which provided for Sterling to explore and, if determined economically feasibly, develop and mine the property.    The lease agreement provides for $3,600 annual advance royalty payments made to the Registrant and a 3% net smelter royalty on future production from the property.   The term of the lease is twenty-five years.

Upon signing the agreement, the Registrant received 30,000 unregistered shares the Sterling’s common stock.   In addition, the agreement provides for Sterling to purchase 1,000,000 shares of the Registrant’s unregistered common stock for $0.50 per share over a period of five years.   During the year ended March 31, 2004, Sterling purchased 20,000 shares of the Registrant’s stock in accordance with the terms of the agreement.

The above agreement has provided the Registrant with funds that will allow it to finance its expenses.  The lease agreement provides for an annual royalty of $3,600.  In addition, the Registrant will receive addition funds if Sterling purchases additional shares of the Registrant’s stock as provided by the agreement. Annual expenses consist primarily of professional fees for accounting services and property taxes.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Registrant are appended as pages F1 through F10 following page 7.  The Registrant’s financial statements are unaudited in reliance upon Section 210.3-11 of Regulations S-X adopted by the Securities and Exchange Commission.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND FINANCIAL  DISCLOSURE

Not applicable because the Registrant does not use the services of independent accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

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

PART III

ITEM  9.  DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION  16(a)  OF  THE  EXCHANGE  ACT

(a) Identification of Directors and Executive Officers are as follows:

Name	Age	Affiliation with Registration	Expiration of Term
Delaine Hess Gruber	42	President, director and shareholder	Annual Meeting
Forrest Godde	89	Director and shareholder	Annual Meeting
Dianne Borjessan	58	Director and shareholder	Annual Meeting
Richard Schwary	76	Director and shareholder	Annual Meeting

Business Experience of Directors and Executive Officers

Delaine Hess Gruber has been a certified public accountant and has worked for an international public accounting firm for over nineteen years.  She was appointed to the Board of Directors in 2003.  Her firm, Delaine Hess Gruber, CPA provides accounting services for the Registrant.  Ms. Gruber is also a director of Silver Butte Mining Company.

Forrest Godde is a businessman and Director of Mineral Mountain Mining & Milling Company. He has been a director of the Registrant since 1993.  Mr. Godde is also a director of Independence Lead Mines Company.

Dianne Borjessan is a businessperson and has been a director of Mineral Mountain Mining & Milling Company since August 2003.  She is Co-Chairperson of a 501c3 Foundation.

Richard L. Schwary has a Director of Mineral Mountain Mining and Milling Company since 1985.

The Board of Directors has no standing audit, nominating or compensation committees.  The entire board performs the function of each of these committees.  The Registrant does not have a financial expert serving on its board.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers, Directors, and beneficial owners of 10% or more of the Registrant's Common Stock are required to file on a timely basis the reports required by section 16(a) of the Exchange Act based on a review of Forms 3, 4, and 5:

To the Registrant’s knowledge, the required Forms 3, 4, and 5 have been filed although not all have been filed on a timely basis.

ITEM  10.  EXECUTIVE  COMPENSATION

Through March 31, 2003, the total annual compensation received by all executive officers is $600 per year. The Registrant has provided no stock options, warrants, or stock appreciation rights.  There are no other employment contracts or incentive pay agreements with the officers and/or directors, who are paid on an hourly basis for work performed according to the terms and rates approved by the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security ownership of certain beneficial owners.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Common Stock	Diane Borjessan Haglund	313,326	9.9%

(b)

Security ownership of management:

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class (1)
Common Stock	Delaine Hess Gruber	16,000	0.5%
Common Stock	Forrest Godde	40,000	1.3%
Common Stock	Diane Borjessan Haglund	313,326	9.9%
Common Stock	Richard Schwary	44,200	1.4%
Common Stock	Directors and Executive Officers as a Group	413,526	13.1%

(1)   based upon 3,157,531 total common stock shares outstanding as of June 24, 2004

(c)

None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In addition to the related transactions described in the preceding section of this document, see Note 6 to the financial statements.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits and index of exhibits:

Exhibit 31  Rule 13a-14(a)/15d-14(a) Certification

Exhibit 32  Section 1350 Certification

(b)

No Form 8Ks have been filed during the year ended March 31, 2004.

Mineral Mountain Mining and Milling Company

Financial Statements for the Years Ended

 March 31, 2004 and 2003

*****UNAUDITED*****

MINERAL MOUNTAIN MINING AND MILLING COMPANY

TABLE OF CONTENTS

Page

Accountant’s Disclaimer Report-Unaudited Financial Statements

F-2

Balance Sheets (Unaudited) as of March 31, 2004 and 2003

F-3

Statements of Operations (Unaudited) for the years ended March 31, 2004 and 2003

F-4

Statements of Changes in Stockholders’ Equity (Unaudited)

    for the years ended March 31, 2004 and 2003

F-5

Statements of Cash Flows (Unaudited) for the years ended March 31, 2004 and 2003

F-6

Notes to Financial Statements (Unaudited) for the years ended

March 31, 2004 and 2003

F7-F10

DELAINE HESS GRUBER, C.P.A.

410 Sherman Avenue, Suite 207

P.O. Box 2196

Coeur d’Alene, Idaho  83814

Telephone: 208-664-3544

Facsimile 208-664-3543

Email:  delainegruber@comcast.net

April 23, 2004

To the Board of Directors

   Mineral Mountain Mining and Milling Company

P.O. Box 2196

Coeur d’Alene, ID  83816

I am not independent with respect to Mineral Mountain Mining and Milling Company and the accompanying balance sheets as of March 31, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended were not audited by me and, accordingly, I do not express an opinion on them.

Sincerely,

Delaine Hess Gruber, C.P.A.

/s/Delaine H. Gruber

Coeur d’Alene, Idaho

Mineral Mountain Mining and Milling Company
Balance Sheets - UNAUDITED
March 31, 2004 and 2003

	2004	2003
ASSETS		
Current assets:		
Cash in bank	$ 12,684	$ 4,800
Total current assets	12,684	4,800
Investment in Sterling Mining Company	159,750	
Mining claims and land	53,808	53,808
Total assets	$ 226,242	$ 58,608
LIABILITES AND STOCKHOLDERS' EQUITY		
Current Liabilities:		
Payables to related parties	$ 3,058	$ 3,000
Total liabilities	$ 3,058	$ 3,000
Commitments and contingencies (Note 7)		
Stockholders' equity:		
Common stock, $0.05 par value; 10,000,000 shares authorized, 3,137,531 and 3,117,531 shares issued and outstanding	156,877	155,877
Additional paid-in capital	347,003	338,003
Accumulated deficit	(335,446)	(438,272)
Accumulated other comprehensive income:		
Unrealized gain on securities available for sale	54,750	0
Total stockholders' equity	223,184	55,608
Total liabilities and stockholders' equity	$ 226,242	$ 58,608

Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

F-3

Mineral Mountain Mining and Milling Company
Statements of Operations - UNAUDITED
Years ended March 31, 2004 and 2003

	2004	2003
Operating income:		
Advance royalties	$ 3,600	$ 0
Mineral lease income	105,000	0
Total operating income	108,600	0
Operating expenses:		
Directors' fees	0	600
Professional service fees paid to related parties	1,570	2,683
Engineering and assessment fees	2,286	1,958
Shareholder relations	1,300	0
Other general and administrative expenses	618	926
Total operating expenses	5,774	6,167
Net income (loss)	102,826	(6,167)
Other comprehensive income, net of income tax:		
Unrealized gain on securities available for sale arising during the period, net of tax expense	54,750	0
Comprehensive net income (loss)	$ 157,576	$ (6,167)
Net income (loss) per common share-basic	$ 0.331	$ (0.002)
Weighted average common shares outstanding-basic	3,119,635	3,117,531

Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

F-4

Mineral Mountain Mining and Milling Company
Statements of Changes in Stockholders' Equity - UNAUDITED
Years ended March 31, 2004 and 2003

	Common Stock Shares	Common Stock Amount	Additional Paid-In Captial	Accumulated Deficit	Net Unrealized Gain	Total Equity
Balances, March 31, 2002	3,117,531	$ 155,877	$ 338,003	$ (432,105)		$ 61,775
Net loss				(6,167)		(6,167)
Balances, March 31, 2003	3,117,531	155,877	338,003	(438,272)		55,608
Shares issued for cash at $0.50 per share	20,000	1,000	9,000			10,000
Unrealized gain (loss) on securities held for sale					$54,750	54,750
Net income				102,826		102,826
Balances, March 31, 2004	3,137,531	$ 156,877	$ 347,003	$ (335,446)	$54,750	$ 223,184

Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

F-5

Mineral Mountain Mining and Milling Company
Statements of Cash Flows - UNAUDITED
Years ended March 31, 2004 and 2003

	2004	2003
Cash flows from operating activities:		
Net income (loss)	$ 102,826	$ (6,167)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:		
Mineral lease income paid with securities	(105,000)	
Increase in accounts payable to related party	58	600
Net cash used by operating activities	(2,116)	(5,567)
Cash flows from financing activities:		
Proceeds from sale of common stock	10,000	0
Net cash provided by financing activities	10,000	0
Net increase (decrease) in cash and cash equivalents	7,884	(5,567)
Cash and cash equivalents, beginning of year	4,800	10,367
Cash and cash equivalents, end of year	$ 12,684	$ 4,800
Supplemental disclosures of cash flow information:		
Noncash investing and financing activities:		
Change in fair value adjustment for securities held for sale	$ 54,750	

Prepared from the records without audit.

The accompanying notes are an integral part of these financial statements.

F-6

Mineral Mountain Mining and Milling Company

Notes to Financial Statements - UNAUDITED

1.

Description of Business

Mineral Mountain Mining and Milling Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 and is publicly held.  It was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper.  The properties of the Company are situated in Coeur d’Alene Mining District of Shoshone County, Idaho.  The Company's mining properties are not in production and the Company is not undertaking any exploration project.     The Company has been idle for several years.

2.

Summary of Significant Accounting Policies

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

Mining Claims and Land

Significant payments related to the acquisition of mineral properties, mineral rights, and mineral leases are capitalized.   If a mineable ore body is discovered, such costs will be amortized when production begins using the units-of-production method based on proven and probable reserves.   If no mineable ore body is discovered or such rights are otherwise determined to have no value, such costs will be expensed in the period in which it is determined the property has not future economic value.

Mine Development and Exploration

Exploration expenditures will be charged to operation as incurred.  Mine development costs will be capitalized after proven and probable reserves have been identified.   Amortization will be calculated using the units-of-production method over the expected life of the operation based on the estimated recoverable ore ounces.

Property Evaluations

Annually or more frequently as circumstances require, the Company evaluates the carrying amounts of its mineral claims and assess whether such amounts are recoverable. Estimated undiscounted future net cash flows are calculated using estimated future production, sales prices, operating capital and costs, and reclamations costs.   If it is determined that future cash flows are less than the carrying value, a write-down to the estimated fair value is made with a charge to earning.  The Company’s estimates of future cash flows are subject to risks and uncertainties.   It is reasonably possible that changes in estimates could occur which may affect the expected recoverability of the Company’s investment in mineral claims.

Mineral Mountain Mining and Milling Company

Notes to Financial Statements - UNAUDITED

2.

Summary of Significant Accounting Policies, continued

Reclamation and Remediation

The Company’s mineral property has been and is subject to standards for mine reclamation that have been established by various governmental agencies. Environmental costs relating to properties put into production will be estimated based primarily upon environmental and regulatory requirements, and will be accrued and charged to expense over the expected economic life of the operation using the units-of-production method. The liability for reclamation will be classified as current or long-term based on the expected timing of the expenditures.

The Company accrues costs associated with environmental remediation obligations when it is probable that such costs will be incurred and they are reasonably estimable.  Such costs are based on management’s estimate of amounts expected to be incurred when the remediation work is performed and are measured on an undiscounted basis.

Marketable securities

Investments in securities are classified at the time of purchase by management as held-to-maturity, available-for-sale, or trading securities.  All of the Company's securities have been classified as available-for-sale.  Securities classified as available-for-sale are held for indefinite periods of time and may be sold by management at any time.  Unrealized holding gains and losses are excluded from earnings but included as comprehensive income and are reported as a separate component both on the income statement and the statement of stockholders’ equity.

The Company uses the average cost method to determine the gain or loss on investment securities held as available-for-sale based upon the accumulated cost basis of specific investment accounts.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires the disclosure of comprehensive income, which includes net income (loss), and unrealized gains and losses on marketable equity securities classified as available-for-sale.

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

Loss Per Share

Loss per share – basic is computed by dividing net loss by the weighted-average number of common shares outstanding during the year. Loss per share – diluted is computed by dividing net loss by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of loss per share – diluted if their effect is antidilutive.

Fair Values of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents and accounts payable, approximated their fair values as of March 31, 2004 and 2003.

Mineral Mountain Mining and Milling Company

Notes to Financial Statements - UNAUDITED

3.

Marketable Securities

All of the Company's securities have been classified as available-for-sale.  Marketable securities at March 31, 2004 consists of 30,000 shares of Sterling Mining Company’s (“Sterling’s”) unregistered common stock that the Company received from Sterling upon signing a mineral lease agreement between the two parties (see Note 4).

The securities were recorded at the market price on the date of receipt of the shares of $7.00 less a 50% discount due to the restricted status of investment, or $105,000.   This amount was recognized as lease income during the year ended March 31, 2004.

The market value of the securities at March 31, 2004 was determined by using the March 31, 2004 bid price of $10.65 less a 50% discount for the restricted status of the investment, or $159,750.

4.

Mining Claims and Land

The Company's mining property consists of four patented mining claims which were acquired by the issuance of 1,100,000 shares of common capital stock.

On December 21, 2003, the Company signed a mineral lease agreement with Sterling which provided for Sterling to explore and, if determined economically feasibly, develop and mine the property.    The lease agreement provides for $3,600 annual advance royalty payments made to the Company and a 3% net smelter royalty on future production from the property.   The term of the lease is twenty-five years.

Upon signing the agreement, the Company received 30,000 unregistered shares the Sterling’s common stock.   In addition, the agreement provides for Sterling to purchase 1,000,000 shares of the Company’s unregistered common stock for $0.50 per share over a period of five years.   During the year ended March 31, 2004, Sterling purchased 20,000 shares of the Company’s stock in accordance with the terms of the agreement.

5.

Income Taxes

At March 31, 2004 and 2003, the Company had deferred tax assets of approximately $44,800 and $85,600, respectively, arising principally from net operating loss carryforwards. Management has determined that it is more likely than not that these deferred tax assets will not be realized, and therefore a valuation allowance equal to the full amount of the deferred tax asset has been established at both March 31, 2004 and 2003.

At March 31, 2004, the Company has tax basis net operating loss carryforwards totaling approximately $112,000 that expire in the years 2015 through 2023.

6.

Related Party Transactions

During the year ended March 31, 2004, the Company paid professional service fees of $1,820 for accounting and stock transfer services to companies owned by Delaine Hess Gruber, the Company’s president.

During the year ended March 31, 2003, the Company paid professional service fees of $2,005 for accounting and stock transfer services to companies owned by Donald L. Hess, the Company’s former secretary/treasurer, director and shareholder.  Mr. Hess also received officer compensation of $600 during the year ended March 31, 2003.

Mineral Mountain Mining and Milling Company

Notes to Financial Statements - UNAUDITED

7.

Commitments and Contingencies

The Company owns mineral property in Coeur d’Alene Mining District in northern Idaho.  In recent years, certain other companies involved in mining activities on property interests in this area have been identified as potentially responsible parties under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). The Company has not received any notification of a pending action or proceeding against the Company relating to environmental damages it may be responsible for and does not anticipate any.  As of March 31, 2004, the Company has not accrued any amounts for potential liability associated with environmental claims or assessments.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MINERAL MOUNTAIN MINING AND MILLING COMPANY

(Registrant)

By:  /s/Delaine H. Gruber

Delaine H. Gruber, President and Director

Date:  June 24, 2004