Form 10QSB
period 2004-06-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2004-08-16
CIK 66600

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                              FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of June 30, 2004: 3,162,531 shares of 5 cent par value per share.

Transitional small business disclosure format (check one):
   Yes( )	No(x)

MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended June 30, 2004


PART I.     FINANCIAL INFORMATION
The Registrant falls within the provisions of Rule 13a-13(c)(2) of the Securities Exchange Act of 1934, as amended, as an exploration stage mining company not in the production stage and claims exemption there under from the requirement to file Part I.


PART II    OTHER INFORMATION


ITEM 1	LEGAL PROCEEDINGS
		NONE.

ITEM 2	CHANGES IN SECURITIES
		NONE.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES
		NONE.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
		NONE.

ITEM 5	OTHER INFORMATION
		NONE.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

            Exhibit 31  Rule 13a-14a and 15d-14a Certification
		Exhibit 32  Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company
(Registrant)

Dated: August 13, 2004

By  /S/ Delaine H. Gruber
Delaine Hess Gruber, President