Form 10QSB
period 2004-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2004-11-15
CIK 66600

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549

                              FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
Or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _______

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

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 30, 2004: 3,192,531 shares of 5 cent par value per share.

Transitional small business disclosure format (check one):
   Yes( )	No(x)

MINERAL MOUNTAIN MINING & MILLING COMPANY
Form 10-QSB
For the quarterly period ended September 30, 2004


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

Dated: November 13, 2004

By  /S/ Delaine H. Gruber
Delaine Hess Gruber, President