Form 10QSB
period 2004-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2005-02-14
CIK 66600

                               UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, DC  20549

                                 FORM 10-QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes  [X]    No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 31, 2004:  3,192,531 shares of

5 cent par value per share.

Transitional small business disclosure format (check one):

   Yes( )     No(x)


MINERAL MOUNTAIN MINING & MILLING COMPANY

Form 10-QSB

For the quarterly period ended December 31, 2004

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

Dated: February 13, 2005

By  /S/ Delaine H. Gruber

Delaine Hess Gruber, President