Form 10-K
period 2017-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2018-04-25
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ CONSOLIDATED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended September 30, 2016 and September 30, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 1-03319

Mineral Mountain Mining & Milling Company

(Exact Name of Registrant as Specified in Its Charter)

Idaho	82-0144710

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Mineral Mountain Mining & Milling Company

13 Bow Circle, Suite 170

Hilton Head, South Carolina 29928

(917) 587-8153

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered: Common Shares, par value $0.001

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act .
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of Common Stock held by shareholders of the Registrant on April 16, 2018 was $6,510,477.82 based on a $0.11 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

59,186,162 common shares as of April 16, 2018

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This consolidated annual report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this consolidated annual report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including risks described in “Risk Factors” and elsewhere in this consolidated annual report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this consolidated annual report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this consolidated annual report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this consolidated annual report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this consolidated annual report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this consolidated annual report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this consolidated annual report to reflect events or circumstances after the date of this consolidated annual report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

ITEM 1. BUSINESS

This summary highlights information contained elsewhere in this consolidated annual report. This summary does not contain all of the information you should consider before investing in our common stock. You should read this entire consolidated annual report carefully, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this consolidated annual report, before making an investment decision.

Company Information

We were incorporated in Idaho on August 4, 1932. Our principal executive offices are located at 13 Bow Circle, Suite 170, Hilton Head, South Carolina 29928, and our telephone number is (917) 587-8153. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this consolidated annual report and should not be considered a part of this consolidated annual report.

We are a “smaller reporting company,” as defined by applicable rules of the Securities and Exchange Commission, or SEC pursuant to § 229.10(f)(1), in the Securities Act of 1933. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until we have a public float, or value attributable to stock held by non-affiliates, of at least $75 million, as measured on the prior March 31st.

The Company’s Mines

Mineral Mountain Mining & Milling Company (“Company” or “Mineral Mountain”) is in the business of mineral exploration and development. The Company presently owns or leases two mining project properties, the Iditarod Project located in Flat, Alaska, and the Wyoming Project located in Lewiston, Wyoming.

The Wyoming Project (known as the “Gyorvary Property”) is located in the Orogenic Gold District approximately 29.5 miles south-southeast of Lander, Fremont County, Wyoming in the southern end of the Wind River Mountain Range in west central Wyoming. The Gyorvary Property is located in the Lewiston Mining District. The Lewiston Mining District is centered on high grade gold bearing veins in the South Pass Greenstone belt. See Figure 1. The Gyorvary property consists of 16 unpatented and 3 patented mining claims. The Project is a near term producer; nearby the mining claims is an existing permitted mill which is available for a processing charge on a per ton basis. The Project has 380 acres with numerous historical mines and near term mining potential.

The Iditarod Project is in an area with promising geochemistry, rocks and soil. It is a large property consisting of 16.5 square miles, located 7 miles from Alaska’s third largest placer district near Flat where historically there have been 1,453,000 ounces of gold produced from 1908 until 1966 along with byproducts of silver, tungsten and mercury. It has an excellent infrastructure with a well maintained airstrip. It has the same rocks as the Iditarod-Nixon Fork Fault and has Tomestone Granites intruding sediments on the major structure.

We believe there are no contamination issues of soil, and surface and groundwater resulting from historical activities at the Company’s properties.

Our Strategy and Opportunity

Our strategy is to identify and invest in mining properties in established precious metal mining zones. We do this in an effort to identify mining assets that provide potentially substantial returns on equity. We intend to use the revenue we generate to fund the exploration and exploitation of present and future mining operations in a cost effective manner.

We also intend in the near future to apply for listing on the OTCQB exchange to take advantage of additional capital investment opportunities to further our development of existing and future acquired mining properties.

Our Capital Structure

We have one class of voting common stock. Holders of our common stock are entitled to vote on matters submitted to our stockholders. We have 100,000,000 authorized shares of common stock, of which 59,186,162 (a/o April 16, 2018) are presently outstanding and are the subject of this registration. Additionally we have 10,000,000 shares of preferred stock authorized of which no preferred shares are presently outstanding.

As a result of the common stock that they hold and their placement on the Board of Directors, Sheldon Karasik, our CEO, Chairman and a Director, John P. Ryan, our Vice-President, Secretary, Treasurer and a Director, and Jim Baughman, our Vice-President, Chief Geologist and a Director, have been able to exercise voting rights with respect to an aggregate of 12,660,000 shares of common stock, which represented approximately 21.4% of the voting power of our outstanding capital stock as of April 16, 2018. Together with the holders of the other closely held shares of common stock, they have controlled more than 50% of the outstanding shares of common stock. As a result, Mr. Karasik, Mr. Ryan and Mr. Baughman, and potentially any one or more of them, have had the ability to control the outcome of all matters submitted to our stockholders or Board of Directors for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Karasik’s, Mr. Ryan’s, or Mr. Baughman’s employment with us is terminated, they will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval.

This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support. Conversely, this concentrated control could allow our Directors to consummate a transaction that our other stockholders do not support. In addition, our directors may make long-term strategic investment decisions and take risks that may not be successful and may seriously harm our business.

For a more detailed discussion regarding the rights, preferences, and privileges of our common stock, see “Description of Capital Stock.”

Employees

Mineral Mountain has one full-time and two part-time employees, its CEO, Sheldon Karasik is a full-time employee and its Vice-President, John P. Ryan, and Vice-President, James Baughman, are part-time employees. From time to time, Mineral Mountain uses several contractors and contract services for exploration as well as administrative functions such as legal, clerical, and bookkeeping. Mr. Karasik expects to devote 160 to 240 hours per month on the Company on a year round basis. Mr. Karasik is responsible for the legal, management and administrative functions of the Company as well as capital raising and investor relationships. Mr. Ryan expects to devote 40 hours per month on the Company on a year round basis. Mr. Ryan is responsible for the accounting, engineering, local government relations and administrative functions of the Company as well as contributing to project management and investor relationships. Mr. Baughman expects to devote a similar amount of time monthly during the months when no work is ongoing on the ground on the Company properties. When active work is happening on either property, Mr. Baughman would typically spend 160 to 240 hours per month on such projects. Mr. Baughman is responsible for property research and local project management functions.

Government Compliance

Our activities are subject to extensive federal, state and local regulations. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company's properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of any specific property.

If our properties merit additional exploration or extraction work, it is reasonable to expect that compliance with environmental regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become prohibitive in relation to our properties.

The Company's primary, near term cost of compliance with applicable environmental laws during exploration may rise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management, an agency of the U.S. Department of Interior has promulgated surface management regulations which govern drill hole and access road reclamation on Bureau of Land Management lands. Similar regulations can be expected to be complied with on the Company's lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses.

As the Company has yet to conduct any road construction or drilling programs, neither drill hole nor access road reclamation costs have been incurred. Drill hole reclamation costs would only be incurred if drilling were completed. These costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until the Company's exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which the Company cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, the Company will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

Competition

We compete with other exploration and mining companies to acquire and maintain favorable land positions. We protect the properties we own by complying with regulations and staying current on all fee requirements relating to our properties.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this consolidated annual report, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this consolidated annual report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Business

We have had no production history. As such we don't know if we will ever generate revenues. If we don't, you may lose your investment.

Since our incorporation, we have no history of producing minerals. We have no operating history upon which an evaluation of our future success or failure can be made. We currently have no mining production operations of any kind. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

•	our ability to locate an economically feasible mineral property; and
•	our ability to either attract a partner to operate, or to successfully build and operate mines, processing plants and related infrastructure ourselves.

We are subject to all the risks associated with establishing new mining operations and business enterprises. We may not successfully establish mining operations or profitably produce gold or other metals at any of our properties. As such, we do not know if we will ever generate revenues. If we don't generate revenues, you may lose your investment in our common stock.

We have a history of losses which we expect to continue into the future. If we do not begin to generate revenues or find alternate sources of capital, we will either have to suspend or cease operations, in which case you will lose your investment.

As an exploration company that has no production history, we continue to incur losses and expect to incur losses in the future. We may not achieve or sustain profitability in the future. If we do not begin to generate revenues or find alternate sources of capital, we will either have to suspend or cease operations, in which case you will lose your investment.

Because we are an exploration stage company, we are sensitive to risks inherent in the mining industry, we may have to suspend or cease operations in which case you will lose your investment.

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. We cannot know if our properties contain commercially viable ore bodies or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following:

•

Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration;

•

Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;

•

Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;

•

A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals and energy fuels markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection, and other economic conditions, will affect the economic feasibility of mining;

•

Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and

•	If we proceed to development of a mining operation, our mining activities could be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, operations being interrupted by normal seasonal weather patterns, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

As a result of all of these factors, we may run out of money, in which case we will have to suspend or cease operations which could result in the loss of your investment.

Our future activities could be subject to environmental laws and regulations which may materially adversely affect our future operations in which case our operations could be suspended or terminated and you could lose your investment.

We, like other exploration companies doing business in the United States, are subject to a variety of federal, state and local statutes, rules and regulations designed:

•	to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;
•	to remediate the environmental impacts of those exploration, development and mining operations;
•	to protect and preserve wetlands and endangered species; and
•	to mitigate negative impacts on certain archeological and cultural sites.

We are required to obtain various governmental permits to conduct exploration at our properties. Obtaining the necessary governmental permits is often a complex and time-consuming process involving numerous U.S., state, and local agencies. The duration and success of each permitting effort is contingent upon many variables not within our control. In the context of permitting, including the approval of reclamation plans, we must comply with known standards, existing laws, and regulations that may entail greater or lesser costs and delays depending on the nature of the activity to be permitted and the interpretation of the laws and regulations implemented by the permitting authority. Currently, several months are generally required to obtain the necessary permits required to conduct small-scale drilling operations. The failure to obtain certain permits or the adoption of more stringent permitting requirements could have a material adverse effect on our business, operations, and properties in that we may not be able to proceed with our exploration program which will result in the loss of your investment.

Federal legislation and implementing regulations adopted and administered by the U.S. Environmental Protection Agency, Forest Service, Bureau of Land Management, Fish and Wildlife Service, Mine Safety and Health Administration, and other federal agencies, and legislation such as the Federal Clean Water Act, Clean Air Act, National Environmental Policy Act, Endangered Species Act, and Comprehensive Environmental Response, Compensation, and Liability Act, have a direct bearing on U.S. exploration, development and mining operations. For example, Bureau of Land Management regulations applicable to activities and operations on unpatented mining claims make small-scale (disturbing less than 5 acres of surface) exploration activities more expensive, by requiring bonding in the amount of 100% of the anticipated reclamation costs. The enactment of these regulations will make the process for preparing and obtaining approval of a plan of operations much more time consuming, expensive, and uncertain. New plans of operation will be required to (i) include detailed baseline environmental information, and (ii) address how detailed reclamation performance standards will be met In addition, all activities for which plans of operation are required will be subject to a new standard of review by the Bureau of Land Management, which must make a finding that the conditions, practices or activities do not cause substantial irreparable harm to significant scientific, cultural, or environmental resource values that cannot be effectively mitigated. Due to the uncertainties inherent in the permitting process, and particularly as a result of the enactment of the new regulations, we cannot be certain that we will be able to timely obtain required approvals for proposed activities at any of our properties in a timely manner, or that our proposed activities will be allowed at all.

These federal initiatives are often administered and enforced through state agencies operating under parallel state statutes and regulations. Although some mines continue to be approved for development in the United States, the process is increasingly cumbersome, time-consuming, and expensive, and the cost and uncertainty associated with the permitting process could have a material effect on exploring, developing or mining our properties.

Compliance with statutory environmental quality requirements described above may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities. Environmental standards imposed by federal, state, or local governments may be changed or become more stringent in the future, which could materially and adversely affect our proposed activities. As a result of these matters, our operations could be suspended or cease entirely, in which case you could lose your investment.

Title to our mineral properties could conceivably be defective. If our title is defective we will not be able to explore for mineralized material. This could cause us to cease operations or terminate operations in their entirety in which case you will lose your investment.

The interests in our properties located in the United States are in the form of patented and unpatented mining claims in Wyoming, and in the form of State of Alaska mining claims in Alaska. Patented mining claims are similar to fee simple ownership. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to certain uses of the surface and to minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

•	The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;
•	Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;
•	Whether sufficient annual assessment work has been timely and properly performed; and
•	Whether the minerals discovered were properly locatable as a lode claim or a placer claim;
•	Possible conflicts with other claims not determinable from descriptions of record.

The validity of an unpatented mining claim also depends on the claim having been located on unappropriated federal land open to appropriation by mineral location (the act of physically going onto the land and making a claim by putting stakes in the ground), compliance with the 1872 Mining Law and applicable state statutes in terms of the contents of claim location notices or certificates and the timely filing and recording of the same, and timely payment of annual claim maintenance fees (and the timely filing and recording of proof of such payment). In the absence of a discovery of valuable minerals, the ground covered by an unpatented mining claim is open to location by others unless the owner is in actual possession of and diligently working the claim. The Company is diligently working and is in actual possession of all its properties. The unpatented mining claims we own or control may be invalid or the title to those claims may not be free from defects. In addition, the validity of our claims may be contested by the federal government or challenged by third parties. If any of the foregoing occur, we may not be able to proceed with our exploration program. This means that our operations could be suspended or terminated in which case you will lose your investment.

The discussion above applies to State of Alaska and State of Wyoming mining claims as well wherein the paramount title to the claim remains with the State of Alaska or State of Wyoming.

Future legislative and administrative changes to the mining laws could prevent us from exploring our properties which could result in termination of our operations and a loss of your investment.

New laws and regulations, amendments to existing laws and regulations, administrative interpretation of existing laws and regulations, or more stringent enforcement of existing laws and regulations, could have a material adverse impact on our ability to conduct exploration, development, and mining activities. For example, during the 1999 legislative session, legislation was considered in the U. S. Congress which proposed a number of modifications to the Mining Law of 1872, which governs the location and maintenance of unpatented mining claims and related activities on federal land. Among these modifications were proposals which would have imposed a royalty on production from unpatented mining claims, increased the cost of holding and maintaining such claims, and imposed more specific reclamation requirements and standards for operations on such claims. None of these proposed modifications was enacted into law, but the same or similar proposals could be enacted by Congress in the future. In addition, as discussed above, the Bureau of Land Management finalized revised federal regulations which govern surface activities (including reclamation and financial assurance requirements) on unpatented mining claims (other than those located in a National Forest, which are governed by separate, but similarly stringent, Forest Service regulations). Those regulations are more stringent than past regulations, and may result in a more detailed analysis of, and more challenges to, the validity of existing mining claims; will impose more complex permitting requirements earlier in the exploration process; and will be more costly and time-consuming to comply with than existing previous regulations. Further, the new regulations could cause us to terminate our operations and you could lose your investment. Any change in the regulatory structure making it more expensive to engage in mining activities could cause the Company to cease operations, resulting in a loss of your entire investment.

Use of the surface of our unpatented mining claims is subject to regulation, the cost of compliance with which could prohibit us from proceeding with exploration.

Any activities which we conduct on the surface of our unpatented mining claims (including State of Alaska claims) are subject to compliance with and may be constrained or limited by Bureau of Land Management, Forest Service, or State of Alaska surface management regulations (in addition to the environmental and other statutes and regulations discussed above). In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. For example, in the past the Forest Service considered adoption of a "Roadless Initiative" which would have prohibited the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried road-less areas within the National Forest System. Our Wyoming property is located in the National Forest and may be impacted by such "Roadless Initiatives." As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there may not be sufficient surface land available for the ancillary facilities necessary to develop the mine. Compliance with the foregoing regulations could be expensive, causing us to not develop certain areas.

 We intend to be insured against losses from our exploration programs when they involve the use of heavy equipment such as drill programs, but not for general reconnaissance. In the latter instance, as a result, if we are sued for damages as a result of our activities we may not be able to defend against such suits or have funds available to pay any judgment rendered against us.

Mineral Mountain intends to insure its exploration programs when heavy equipment is used, such as drill rigs. In other instances, such as general reconnaissance programs, we do not generally insure against most commercial losses or liabilities which may arise from our exploration and other activities. Even if we obtain additional insurance in the future, we may not be insured against all losses and liabilities which may arise from our activities, either because such insurance is unavailable or because we have elected not to purchase such insurance due to high premium costs or for other reasons. Therefore, if a proceeding is initiated or a judgment is rendered against us, we may have to cease operations due to our inability to pay for such legal expenses or judgment.

We may not be able to raise the funds necessary to explore our mineral properties. If we are unable to raise such additional funds, we will have to suspend or cease operations in which case you will lose your investment.

We estimate that approximately $250,000 will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions (see "Management's Plan of Operation"). We need to seek additional financing from public or private debt or equity markets to continue our business activities. We have borrowed from another entity, Premium Exploration, and from a relative of John P. Ryan to fund certain of our activities.

We will need to seek additional financing to complete our exploration of any target properties. Sources of such external financing may include future debt and equity offerings, and possible joint ventures with another exploration, mining or investment company. Additional financing may not be available on terms acceptable to us. The failure to obtain such additional financing could have a material adverse effect on our results of operations and financial condition. We may not be able to secure the financing necessary to retain all of our property interests our properties or to sustain exploration activities in the future. If we cannot raise the necessary money to explore our properties, we will have to suspend or cease operations and you could lose your investment.

We have one full-time and two part-time employees and are dependent on our directors, officers and third-party contractors.

We have one full-time and two part-time employees and rely heavily and are wholly dependent upon the personal efforts and abilities of our officers and directors, each of whom devotes less than all of his time and efforts to our operations. Because two of these individuals work only part-time, instances may occur where the appropriate individuals are not immediately available to provide solutions to problems or address concerns that arise in the course of us conducting our business and thus adversely affect our business. The loss of any one of these individuals could adversely affect our business. We do not have employment agreements with any of our officers or directors or maintain insurance on any of them. We may not be able to hire and retain such personnel in the future.

Because the price of metals fluctuates, if the price of metals for which we are exploring decrease below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by some of the following factors:

•	expectations for inflation;
•	the strength of the United States dollar;
•	global and regional supply and demand; and
•	political and economic conditions and production costs in major gold metals producing regions of the world.

The aggregate effect of these factors on metals prices is impossible for us to predict. In addition, the prices of gold metals are sometimes subject to rapid short-term and/or prolonged changes because of speculative activities. The current demand for and supply of gold metals affect gold metal prices, but not necessarily in the same manner as current supply and demand affect the prices of other commodities. The supply of gold metals primarily consists of new production from mining. If the prices of gold metals are, for a substantial period, below our foreseeable cost of production, we could cease operations and you could lose your entire investment.

The probability of an individual prospect having reserves as defined under the Securities Act Industry Guide 7 is somewhat remote.

"Material reserves" is defined under Securities Act Industry Guide 7 as "that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination." The probability that an individual prospect will have material reserves is somewhat remote. There is a probability that all of our interests in prospects will not contain any material reserves and that all our exploration expenses may not be recovered.

As lenders, a minority shareholder of the Company and his affiliates, and a third party, are or may be entitled to demand immediate repayment of their notes outstanding.

The terms of the loan from John J. Ryan provides that it is due and payable immediately on demand. The loans from Premium Exploration (as defined below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) provide that they are due and payable immediately upon default as defined in the terms of the notes. If Mr. Ryan chooses to exercise this right, the Company may be unable to procure the cash necessary and may need to liquidate some of its assets in order to make such payment and as a result may adversely impact operations. However, the Company believes that Mr. Ryan will not exercise such right.

Risks Related to the Ownership of our Stock

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering or current market prices.

The offering price of our common stock may vary from the market price of our common stock after the offering. If you purchase shares of common stock, you may not be able to resell those shares at or above the offering price. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

•	quarterly variations in operating results;
•	changes in financial estimates by securities analysts;
•	changes in market valuations of other similar companies;
•	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;
•	additions or departures of key personnel;
•	any deviations in net revenue or in losses from levels expected by securities analysts; and
•	future sales of common stock.

In addition, the stock market has experienced volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Because our securities trade on the OTCMKTS, your ability to sell your shares in the secondary market may be limited.

The shares of our common stock are listed and principally quoted on the OTCMKTS (previously known as “Pink Sheets”). Because our securities currently trade on the OTCMKTS, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person's written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

Because we did not file financial reports covering the period from 2005 through September 30, 2015, the Company and our future activities could be subject to SEC laws, regulations and enforcement actions which may adversely affect our future operations in which case our operations could be suspended or terminated and you could lose your investment.

The shares of our common stock are currently, and have been since at least 2005, listed and principally quoted on the OTCMKTS (previously known as “Pink Sheets”). Because our securities previously traded on the regional Spokane Stock Exchange until 1991, the SEC believes that the Company’s securities have been registered pursuant to either Section 12(b) or 12(g) of the Securities Exchange Act of 1934, as amended (“Act”), and as a result the Company has been required to file reports since at least 2005 pursuant to Section 13 or Section 15(d) of the Act. We believe the Company may not have been registered pursuant to Sections 12(b) or 12(g) of the Act because it only traded as a penny stock on a regional exchange until 1991 and since then traded on the Pink Sheets (and its successor), and further because it did not meet the asset value test for registration pursuant to Section 12(g). Thus, the Company believes it was not required to make any such reports. Despite the Company’s position on this issue, we are taking steps to become current with all reasonable reporting requirements pursuant to Section 13 or Section 15(d) of the Act. If, however, the SEC is not satisfied with the Company’s corrective reporting activity, the Company could be required to dedicate additional financial and employee resources to resolve any outstanding issues. Consequently, application of and compliance with historical reporting requirements pursuant to Section 13 or Section 15(d) of the Act may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities.

Because our shares are deemed "penny stocks," you may have difficulty selling them in the secondary trading market.

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or Nasdaq, the equity security also would constitute a "penny stock." As our common stock falls within the definition of penny stock, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. Trading in our common stock may be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

 A large number of shares will be eligible for future sale and may depress our stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of April 16, 2018 there were 59,186,162 shares of our common stock outstanding. The average trading volume for the three months prior to March 31, 2018 was less than 50,000 shares per day. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

Your ownership interest, voting power and the market price of our common stock may decrease because we have issued, and may continue to issue, a substantial number of securities convertible or exercisable into our common stock.

We have issued common stock and warrants to satisfy our obligations and fund our operations (see "Management’s Discussion and Analysis of Financial Condition and Results of Operations"). In the future we may issue additional shares of common stock, options, warrants, preferred stock or other securities exercisable for or convertible into our common stock to raise money for our continued operations. We continue to seek additional investors. If additional sales of equity occur, your ownership interest and voting power in Company will be diluted and the market price of Company's common stock may decrease.

We do not have cumulative voting and a small number of existing shareholders control our company, which could limit your ability to influence the outcome of shareholder votes.

Our shareholders do not have the right to cumulative votes in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, a minority group will not be able to elect any directors. Accordingly, the holders of a plurality of the shares of common stock, present in person or by proxy, will be able to elect all of the members of our board of directors.

Our Articles of Incorporation contain provisions that discourage a change of control.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors' approval. Our articles of incorporation authorize our board of directors to issue common or preferred stock without shareholder approval. If our board of directors elects to issue common or preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to shareholders.

You should rely only on statements made in this consolidated annual report in determining whether to purchase our shares, not on information in public media that is published by third parties.

You should carefully read and evaluate all the information in this consolidated annual report. In the future, we may receive a high degree of media coverage. This includes coverage that is not attributable to statements made by our officers or employees or incorrectly reports on statements made by our officers or employees. In addition, coverage may be misleading if it omits information provided by us, our officers, or employees or public data. You should rely only on the information contained in this consolidated annual report in determining whether to purchase our shares of common stock.

We have broad discretion in how we may use the net proceeds from any future private and public offerings, and we may not use them effectively.

We cannot specify with any certainty the particular uses of the net proceeds that we may receive from future private and public offerings. Our management will have broad discretion in applying the net proceeds we receive from such offerings. We may use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures. We may use a portion of the net proceeds to acquire complementary businesses, properties, services, or technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed. Pending their use, the net proceeds from any private and public offering may be invested in a way that does not produce income or that loses value.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The public trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market, or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors, or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume to decline.

We are a smaller reporting company, and any decision on our part to comply only with certain reduced or scaled reporting and disclosure requirements applicable to smaller companies could make our common stock less attractive to investors.

We are a smaller reporting company, and, for as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies,” including but not limited to:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

•	any action asserting a breach of fiduciary duty;

•	any action asserting a claim against us arising under the Idaho general corporation law, our certificate of incorporation, or our bylaws; and

•	any action asserting a claim against us that is governed by the internal-affairs doctrine.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Gyorvary Property located in Lewiston, Fremont County, Wyoming

1. Location

The Gyorvary Property is located approximately 29.5 miles south-southeast of Lander, Fremont County, Wyoming in the southern end of the Wind River Mountain Range in west central Wyoming. The Gyorvary Property is located in the Lewiston Mining District. The Lewiston District is centered on high grade gold bearing veins in the South Pass Greenstone belt. See Figure 1. The Gyorvary property consists of 16 unpatented and 3 patented mining claims comprising 380 acres or 154 hectare. Patented mining claims are effectively fee simple private ownership and we believe are highly desirable as they are subject to less restrictive permitting and regulatory issues.

2. Option Agreement

A Lease Agreement with Option to Purchase Agreement between Lander Gold Mines, Inc., a wholly owned subsidiary of Mineral Mountain, and Stephen Gyovary was entered into on December 14, 2017. The lease includes three patented claims under Mineral Survey #338 which are called the Hidden Hand, Morris and Casselton. Additionally, there are sixteen unpatented lode mining claims included in the lease. The lease entitles Mineral Mountain the exclusive and unrestricted right to explore, mine and mill, and conduct development on the property and to use all facilities including all equipment, structures and infrastructure on the property. The lease also permits use of the mill in accordance with customary charges. There is a 3% Net Smelter Royalty (NSR) due to Steven Gyovary on all material processed without regard to whether the Option to Purchase is exercised.

3. Access

The property is accessed by driving south on highway US-287 from Lander, Wyoming, 8.7 miles to highway WY-28, access to the Atlantic City. Travel 17.4 miles southwest on WY-28 (Dickerson Ave) and then turn south (left) on Dickerson Ave, Fort Stombaugh Loop, Prairie Breeze Roads and Travel 13.1 miles southeast to Lewiston. The Gyovary Property then can be accessed by a network of unimproved 4-wheel drive roads which provide access to most of the property.

Figure 1: Lewiston, Wyoming Location Map

4. Jurisdiction Risk

Wyoming is generally believed to be favorable to permitting of mines and mining facilities. Wyoming is a resource driven economy with oil and gas production as well as being the location of many mines that produce coal, uranium, iron ore, trona, bentonite and many other mineral. Wyoming is also a state with recent emerging gold districts. There was historic gold prospecting and mining in Wyoming but in recent years there has been extensive exploration and drilling in the Rattlesnake Hills, most recently by RFG Resources, Inc. where 78,000 meters of drilling has occurred. In proximity to the Lewiston district along the Oregon Trail pass, however, there are no mining withdrawals in the area near the Oregon Trail National Historic Parks. The Lewiston District is not within the Sage Grouse focal withdrawal area for mining activity in Wyoming as outlined by the Bureau of Land Management. Just to the north of Atlantic City, U.S. Steel operated an open pit Iron mine for 20 years that was closed in 1982 when reserves were depleted. However, substantial infrastructure and skilled labor are present in Wyoming for commercial mining operations.

5. Mining Claims

The Gyorvary Patents and Unpatented Lode Mining Claims are located in T28N, R98W, Sections 4,5,8 and T29N, R98W, Sections 33 and 34, 6th Principle Meridian, Fremont County, Wyoming. There are 16 unpatented lode mining claims and 3 patented mining claims totaling approximately 380 acres or 154 hectare. Patented mining claims are effectively fee simple private ownership and are highly desirable as they are subject to less restrictive permitting and regulatory issues.

N
Duncan Mine
Carissa Mine
Hidden Hand Mine
Iron Mountain
Atlantic City
South Pass City
Slaughterhouse
1:150,000
0
1.75
3.5
7 Miles
South Pass Gold District
Historical Drilling
February 2017

Figure 2: Hidden Hand Mine Area Map Southeast of Atlantic City, Wyoming

The Patented Mining Claims are as follows:

Mineral Survey #338
Hidden Hand
Morris
Casselton

The unpatented claims on federal lands open to mineral entry that are listed as active by the Bureau of Land Management LR2000 are as follows:

Good Foot	Miracle
Jerry Dain	Good Hole
Jerry Dain #2	Magyar Aranyaso
Jerry Dain #3	Mighty Nemo
Good Hope	Atkins
Veta Grande	Boylan
Hidden Hand Frac	McKay
Amanda Lode	JDW

6. Geology

The rocks in the South Pass area are Archean sediments and volcanic rocks that were deposited more than 2.8 billion years ago (D. Hausel). These rocks were metamorphosed over time to create greenstones, greywackes and metagreywackes that are seen today. The Lewiston area is located opposite and is the east limb of the synform of the Atlantic City-South Pass regional camp (C.S. Bow Anaconda Report). The gold bearing shear zones in the Lewiston District occur in chloritized hematinic metagraywacke of the Miners Delight Formation (D. Hausel, 1988). The lode gold deposits of this area are focused along the shear zones or faults. The strike trending shear zones of the Lewiston District parallel fold limbs in the metagreywacke and are thought to have formed during regional folding, (D. Hausel). Cross cutting shears or faults are poorly mineralized. The strike trending shears are mineralized and can be traced for greater than 3 miles along strike with rich ore shoots occurring in fold closures, with much of the strike exposure covered. Dan Hausel believes there are rich ore shoots hidden below cover that require exploration work to identify in the area of the Hidden Hand Mine. There has been no testing of continuity down dip with the deepest mines in the district not much more than 100 feet deep which are currently not accessible.

7. Rock Sample Assays

In the Lewiston District mineralized widths of 5 to 8 feet to as great as 30 feet at the Hidden Hand with strike lengths of 100 to 500 feet were sampled with assays ranging from 0.001 to .07 opt gold (C.S. Bow Anaconda Report). The highest assay for the Lewiston district found in literature was 3,100 oz/ton gold (PFAFF, 1978) as listed in a State of Wyoming Precious Metals report but no specific assay data was provided. The rock sample data reviewed was collected by U.S. Borax, Newmont, Quincy Energy, James Baughman and others and indicated pervasive gold is present district-wide in concentrations of 1 to 2 grams per ton gold, with some high grade samples present which are greater than 10 grams per ton in certain locales.

8. Drill Results

Drill data in the area reviewed was for the Carissa and Duncan Mine prospects in the South Pass –Atlantic City District to the northwest. No drill data was reviewed for the Lewiston area mines. The drill data reviewed was for drilling in 1973-74, 1989 and 1994. The drilling at the Carissa and Duncan Mine prospects encountered gold bearing veins with widths from less than 1 foot up to 18 feet in width with grades ranging from .025 ounce per ton (opt) to 1.3 opt. The average width of gold bearing veins was 6.84 feet with an average grade of 0.23 opt gold.

9. Mary Ellen Mill

The Mary Ellen Mill is located 10 miles northwest from Lewiston, Wyoming and owned by Steve Gyovary. The Mary Ellen Mill is located on BLM lands and operates under Wyoming DEQ Permit #6385. The mill is a gravity and floatation circuit that has the through-put capacity of 2 to 3 tons per hour. The gold recovery of the gravity circuit is 60% and the gold recovery of the floatation and gravity circuit is up to 92% based on communication with Stephen Gvovary. Based on test work done by Hazen Labs from Denver, Colorado, the optimal recovery for gold is obtained by getting the ore ground to 80%, passing 65 mesh size. The mill circuit operates as follows:

•	the ore is crushed by passing through a jaw and roll crusher;
•	it is stored in a 50 ton fine ore bin;
•	the material is then fed through a scoop feed into a 4’x5’ Denver ball mill;
•	the material runs through a coarse gold jig and over a Wilfley table to collect the coarse gold;
•	the material goes to a size classifier;
•	the underflow (material coarser than 65 mesh) gets re-circulated for grinding in the ball mill; and
•	the overflow (material finer than 65 mesh) goes to the floatation cells to create a gold concentrate.

The reduction ratio based on communication with Gyovary is 60 to 1. It is believed that concentrate averages 17 ounces gold per ton.

10. Property Acquisitions

Over the course of the next 24 months, we intend to stake or acquire through lease arrangements additional claims to the north and south of the Gyorvary Property to control the other historic mines including the Mint, Good Hope, Bullion, Helen G, Iron Duke, Irish Jew and Wolf Mine to the north. It should be noted that other companies such as Newmont Mining, Nugget Gold, Quincy Energy and others had district land positions so exploration could be conducted district wide.

11. Surface Exploration

Over the course of the next 12 to 18 months, we further intend to: (1) complete a thorough geochemical sampling program with rock, soil and stream sediment sampling done systematically to cover the district to identify all anomalous gold occurrences; (2) conduct detailed sampling and mapping of the known gold occurrences; (3) conduct a high resolution, close line spacing, magnetic survey of the district, and (4) create and undertake drill targets for core drilling so as to create definable resources.

12. Underground Exploration and Development

Based on the historic reports and information, the rehabilitation and opening of the underground working at the Hidden Hand Mine and other mines would be a first step in evaluating the mineral potential of the property. Once the underground workings have been opened and rehabilitated for safe work, we believe sampling and drilling will be recommended in order to block out and develop a resource for the Hidden Hand Mine. A drilling budget of $288,000 is estimated in our pro forma budget for a total of 1600 meters of core drilling in year one. The same efforts are intended to occur on the other nearby mines that are expected to be prioritized by ownership, land status, access, data evaluation and historic production.

Once a resource has been determined, mining and milling of the ores is anticipated to occur on site to test the metallurgy and recovery of gold from the ores as a prelude to a full-scale commercial operation. Gyovary has had test work done by Hazen Labs of Denver, Colorado, and the results of this test work are available to the Company. Mineral Mountain is evaluating whether to conduct additional metallurgical test work by a lab of its choosing to confirm the results of Hazen Labs.

Figure 3: Claim Map- Patented Claims Yellow, Gyovary Unpatented Claims Blue

13. Preliminary Mine Rehabilitation and Exploration Plan

The Gyovary Property has multiple streams of mineral material feed present. Mineral Mountain plans to reopen the Hidden Hand Shaft by re-timbering the old shaft. Assuming the work is successful in repairing the shaft, the Company has outlined a plan to drive new drift along the Hidden Hand vein and to cut drill stations in order to drill short holes along strike and at depths of perhaps 100 feet to 200 feet below the lowest level of the Hidden Hand. These drill holes will target the downward projections of existing ore shoots that are identified from sampling and mapping on the number one level.

14. Bureau of Land Management

Use of the surface of our unpatented mining claims is subject to regulation, the cost of compliance with which could delay or prevent us from proceeding with exploration. Any activities which we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by Bureau of Land Management or Forest Service surface management regulations and state environmental requirements. In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. For example, in the past the Forest Service considered adoption of a "Roadless Initiative" which would have prohibited the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried road-less areas within the National Forest System. All of the Company’s Wyoming properties are located in or near the National Forest and may be impacted by such “Roadless Initiatives.” As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there may not be sufficient surface land available for the ancillary facilities necessary to develop the mine. Compliance with the foregoing regulations could be expensive, causing us to delay or not develop certain areas.

Iditarod Mining District Project, Flat, Alaska

1. Executive Summary

Mineral Mountain controls 66 State of Alaska Claims on state land adjacent to the gold mining community of Flat, Alaska. Flat is approximately 280 miles northwest of Anchorage in an area of moderate relief in southwest Alaska. The area is within the Iditarod Mining District. Mineral Mountain believes that an intrusive related gold system occurs within its land holdings. The target is a bulk tonnage open pit gold resource within the prolific Kuskokwim Gold Belt.

Mineral Mountain, through its subsidiary Nordic Gold Mines, Inc., has a lease agreement with an option to purchase with Ben Porterfield, the owner of 30 Alaska state claims. The Company has also staked an additional 36 claims which adjoin the Porterfield owned claims to the south.

The area is served by air transport and there is a well maintained gravel road system connecting the town of Flat with placer workings on four creeks within the area. From the time of the initial discovery in 1908 until 1966, the latest figures available, gold production totaled 1.3 million ounces, ranging from 70,000 to 97,000 oz/yr from about 30 separate placer operations. It is particularly noteworthy that the major placers and most of the production came from streams draining an area no larger than about eight square miles.

There has been little lode mining in the area. The most productive mine, the Golden Horn, which was founded in 1921, shipped a little over 500 tons of ore containing gold grades of about 5 ounces per ton to the Tacoma smelter in the 1920's and 1930's.

The area has attracted industry attention because of the substantial production of placer gold from a comparatively small area and postulated favorable geology for the development of economic lode gold deposits. Regional exploration has been conducted by the U.S.G.S. and the U.S.B.M. until the 1960's and some additional work was done by Union Carbide in the 1970's, WGM in the 1980’s, and Placer Dome in the 1990’s. Exploration included geological mapping, trenching, rock and soil sampling, drilling, an airborne magnetic and VLF survey, ground magnetic surveys, and initial mineral resource estimates on the Golden Horn Mine.

2. Iditarod Project

Mineral Mountain has acquired the Iditarod Gold project located in the historic Kuskokwim Gold Belt of Southwest Alaska.  The Iditarod Project is on State of Alaska land and covers an area of 16.5 square miles.  The target is a bulk tonnage open pit gold resource in the prolific Kuskokwim Gold Belt.

The Iditarod Project covers geochemical anomalies of gold and antimony in rocks and soils and the project overlays a large magnetic anomaly that was defined by a 2011 airborne geophysical survey of the Alaska Division of Geological & Geophysical Survey (DGGS).  The claim block also contains identified gold prospects (Golden Ground & Nelson Prospect). The project is located close to Flat, Alaska which is Alaska's third largest placer district by production. The presence of placer gold is often a good indication of bedrock enrichment.

Over the next 24 months, Mineral Mountain is planning a summer field program of soil and rock chip sampling and geologic mapping on the property that will lead to a drill program.  The current plan is to collect in excess of 2,000 soil samples to explore the Iditarod Project and define a drill target.  The 4,000 foot Flat Airstrip is close to the project and will be the staging area for any exploration program.

3. Iditarod Target

Ben Porterfield identified an intrusive related gold target adjacent to the Flat placer gold district based on airborne magnetic data that was collected by the State of Alaska in 2011. The State of Alaska collected airborne data over State lands in gold trends throughout Alaska and the Flat work identified a strong magnetic anomaly four miles northeast of Flat. We believe this magnetic anomaly alone is important because the magnetic signatures of gold systems in the Tintina Gold Belt are almost always associated with magnetic highs. The Iditarod target is enhanced by the geochemistry of rocks and soils that show strong results of antimony, bismuth, and arsenic, all pathfinder elements in the large intrusive related gold systems in Alaska and the Yukon. The geology of the magnetic anomaly is also a strong indication of mineralization as the rock is hornsfels – the Kuskokwim sediments have been thermally altered by an underlying heat source – in this case Ben Porterfield and Mineral Mountain suspect a large Tombstone Granite that is gold mineralized is the cause of the magnetic anomaly and the hornfels sediments.

The Iditarod target has the following characteristics that make it a prime drill target – proximity to the 3rd largest placer district in Alaska (Flat), rock and soil samples that have elevated pathfinder (Bi, Sb, and As) elements in addition to gold mineralization, a strong magnetic high anomaly from airborne geophysics, there are two named gold prospects in the claim block, Nielson Ground and Golden Prospect (State of Alaska report), and finally the geology of the area is strong hornfels with veining and silicification. An additional consideration is that Iditarod is 35 miles from a 45 million ounce gold deposit – Donlin Creek. There are numerous reports on work done by gold exploration companies over a thirty-year period in the Flat district on Doyon land and federal mining claims that points to a large gold system in the Flat District. Mineral Mountain believes that the Iditarod ground holds a large disseminated intrusive related gold system.

4. Location, Access, Infrastructure and Climate

The town of Flat is located approximately 280 air miles (470 km) northwest of Anchorage, 90 air miles (145 km) southwest of McGrath, and 165 air miles (275 km) northeast of Bethel. The Iditarod or Flat District is drained by Otter and Bonanza Creeks. Both flow westward to the Iditarod River, which, in turn, flows northward to the Yukon River. Earlier in this century during the most active days of placer mining, equipment and supplies were barged up the Iditarod and then hauled overland to Flat. Recent activity in the district has been sustained by air transport. A 4,100-foot state maintained airstrip capable of handling large freight aircraft is located between Flat and Discovery along Otter Creek. A well-maintained gravel road system connects Flat with the placer workings on Flat, Willow, Chicken, and Prince Creeks. A spur road provides access to the top of Chicken Mountain and the upper Chicken and Flat Creek placers. A poorly maintained road connects Flat with the town site of Iditarod, seven miles to the northwest. Supply centers for the area are Anchorage and McGrath. Anchorage can provide a complete range of services, including support staff and nearly all types of supplies. Charter air service to Flat is readily arranged and often can be incorporated into scheduled service to the region. McGrath is the nearest local service center. It is a community of approximately 500 and can provide basic accommodations, food, telephone, all types of fuel, fixed wing air service, and limited skilled labor. McGrath is a regional center. It is on the route of regularly scheduled air service from Anchorage for both freight and passenger service. The community has a 5,400 foot paved runway capable of handling jet aircraft. It lies on the Kuskokwim River which can handle shallow barge traffic from McGrath to the mouth of the river in the Bering Sea.

A winter trail connects McGrath to the Flat area. Certain accommodations and services are available in Flat. The present placer miners can provide rental vehicles, limited heavy equipment for trenching and excavation, housing, and some labor and camp services. These services and facilities, combined with the road network and large airstrip, make Flat one of the more accessible areas for working in interior Alaska. Flat, because of its proximity to coastal Alaska, enjoys a relatively mild climate compared to the interior regions of Alaska. Summer temperatures from May through September average near 0° to 70°F. Winter lows, from November through March are commonly -10° to +20°F. Total precipitation is approximately 18 inches of water. Local placer miners commonly operate from May through October. Winter is an excellent time for cross country travel and transport of heavy equipment and geophysical work. Geologic field work and drilling are readily conducted during the summer.

The moderate relief (about 2,000 feet) is characterized by rolling hills with low-lying intervening areas. Chicken Mountain, the highest feature within the block, is 2,380 feet in elevation. The lowest point is less than 300 feet above sea level. Black spruce, birch, alder, dense growths of willow, and extensive soils cover hillsides and valley floors. Higher elevations and ridge tops are covered with tundra vegetation over mixed soil and talus. In general, rocks are poorly exposed due to deep weathering, especially in mineralized areas.

5. Land Holdings

The property is located on State of Alaska land is held by State of Alaska claims. Mineral Mountain holds rights to 66 state mining claims, each claim is 160 acres. It owns 36 of the claims and leases another 30. The leased claims contain an option to purchase from the lessor, Ben Porterfield. The terms of the lease comprise escalating payments to Porterfield with a work commitment on the property. The State of Alaska requires an Affidavit of Work performed on the property or a payment to the State of Alaska in lieu of work to be submitted by August 31st of each year. The State further requires a yearly payment for holding the State Claims.

6. Regional Geology

The Iditarod Mining District lies on the northwest flank of the Kuskokwim Mountains, which are underlain principally by a thick section of sedimentary rocks. The section, dominated by graywacke and shale of the Upper Cretaceous to Lower Tertiary Kuskokwim Group, locally contains interbedded, intermediate to basic tuffs, flows, and agglomerates. Basal units are calcareous or dolomitic, but the upper portion becomes non-marine and locally contains coal beds.

The Iditarod-Nixon Fork Fault, a major, trending strike-slip fault with 20 to 70 miles northeast of right lateral displacement, follows Bonanza Creek on the south side of the Iditarod district. The major displacement is Late Cretaceous to Early Tertiary in age. Late Cretaceous to Tertiary intrusive igneous rocks are found throughout the Kuskokwim region, but they appear to be concentrated near major faults. The intrusives generally range in composition from gabbro to monzonite or quartz monzonite and show considerable compositional variation within individual plutons. Many are zoned with mafic margins and more felsic cores. At the present erosion level, only the upper portions of most intrusives have been exposed. Many lode and placer metal occurrences in the lower Kuskokwim region are associated with these intrusives or the extensive hornfels aureoles that commonly border them. The metals recovered are predominately gold, silver, tungsten, antimony, arsenic, and mercury. Some tin, platinum, and uranium minerals have been noted in placer concentrates. Felsic volcanic rocks of Eocene age occur locally along the Iditarod-Nixon Fork Fault and along fold structures. Molybdenum mineralization has been observed in a few felsic intrusives of uncertain age within the region. Kuskokwim Group sedimentary rocks near Flat have been intruded by two monzonite plutons known as the Chicken Mountain and Black Creek Stocks plus lesser dikes and plugs. The sedimentary section, which tends northeast, consists of dark-grey to black shale, siltstone, sandstone, and arkose with minor conglomerate and coal. Adjacent to the intrusives, these rocks are commonly converted to argillite and hornfels. The hornfels zone commonly extends to a least 1,000 feet from the contact and tends to weather in positive relief. The Chicken Mountain (or Flat Creek) stock is oval in shape, slightly elongated to the north-northwest, and covers four to five square miles. The Black Creek stock has a pronounced northeast elongation and covers approximately two square miles. The proximity of the two stocks as well as their similar compositions and zoning patterns (varying from gabbro to quartz monzonite), suggest that the two bodies may be cupolas off a single intrusive mass. Basal rocks on the crest of Chicken Mountain which extend northward almost to the Black Creek stock, and on the northwest side of the Black Creek stock may be either volcanic rocks consanguineous with, and intruded by, the stocks or a fine-grained chilled phase of the gabbro. The variety and zoning of igneous rocks, as well as the presence of deuteric alteration and hybrid rocks (such as orthoclase-bearing and biotite rich gabbro), suggest strong differentiation of the parent magma and widespread disequilibrium conditions. Both deuteric and hydrothermal alteration effects have been observed adjacent to and within the two stocks, but in general, alteration patterns are poorly defined.

Alteration is most pronounced adjacent to structures such as veins and faults. Sedimentary wall rocks are commonly hornfelsed and, in places, silicified adjacent to the monzonite stocks. Despite the generally unreactive nature of the sediments, there is a wide zone of strong hydrothermal alteration in wall rocks along the southeastern contact of the Black Creek stock. There are significant gold values in zones containing quartz veins and veinlets in the heads of Flat, Chicken, and Happy Creeks. This mineralization is apparently related to the more felsic intrusive phases near the center of the Chicken Mountain stock. Gold assays of several ounces per ton were obtained from the northeast-striking Golden Horn vein at Black Creek. This vein consists of quartz, calcite, scheelite, and arsenopyrite, with lesser pyrite, stibnite, galena, sphalerite, and traces of molybdenite. The vein had a maximum width of 2.5 feet, but horsetails into several smaller veins at a depth of 270 feet in the lower workings of the Golden Horn Mine. It cuts biotite gabbro along and sub-parallel to the eastern contact of the Black Creek stock. Quartz-scheelite veins and veinlets cut monzonite northwest of the Golden Horn vein. Gold enrichment occurs over wide (greater than 100 feet) zones in altered wall rock and monzonite along portions of the eastern Black Creek contact zone. Quartz-stibnite-cinnabar veins have been noted at several lode prospects in the district as well as in the Black Creek stock and contact zone. Placer gold produced in the Iditarod district has come almost entirely from streams that drain the two monzonite stocks and/or their contact zones. Total production is over 1.3 million ounces and comes from sources that probably cover no more than about eight square miles. Cinnabar is ubiquitous in sluice concentrates, and scheelite is an abundant constituent in certain locations, especially Otter Creek. Other minerals reported in placers include stibnite, cassiterite, chromite, magnetite, arsenopyrite, galena, zircon, monazite, and allanite. Placer deposits are both alluvial and residual types. Residual or (semi-residual) placers weathered from monzonite bedrock have been worked near the junction of Black and Otter Creeks and along the upper reaches of Happy, Flay, and Chicken Creeks near the common head.

7. Placer Production

Gold was discovered near Flat on Christmas Day, 1908, when two prospectors from Ophir found values on Otter Creek at what is now the townsite of Discovery. There was little mining around Flat during 1909 as news of the find leaked out slowly, but more than 2,000 people arrived in 1910 with equipment and supplies. The first dredge was installed on Flat Creek in 1912 and by 1915 there were 27 mining operations, including two dredges. A yearly account of mining activity is available from the U.S. Geological Survey (see reports by Brooks, Martin, Moffit, and Smith) and the U.S. Bureau of Mines (see Smith reports). The following data are from these sources. The years 1911 and 1912 were most productive, yielding approximately 120,000 and 169,000 troy ounces of gold respectively. Between 1913 and 1920 annual production ranged from 70,000 to 97,000 troy ounces. Placer recoveries waned between 1920 and 1933 to less than 25,000 ounces per year due to water shortages, transportation difficulties, and early freeze-ups. Increased output, which persisted until World War II, followed the 1934 rise in gold prices from $20.67 to $35.00 per ounce. Production again recovered after a sharp drop in 1943 and 1944 when gold mining activities were halted by the War Production Board. Total production to 1966, which is the latest figure available, was about 1.3 million troy ounces of gold.

It is noteworthy that the major placers are on streams draining two areas which total no more than eight square miles. The main production was by dredging on Flat, Otter, and Black Creeks. Independent operations on Otter, Willow, Happy, Chicken, Slate, and other smaller creeks also produced a considerable quantity of gold. The smaller operations were dragline, hydraulic and hand sluicing on the streams and their benches.

Both alluvial and residual placers at the heads of Happy, Flat and Chicken Creeks have been known since about 1910. A combination of placer and residual gold was reported by Brooks (1915) overlying monzonite bedrock in Otter Creek, now covered by tailings.

8. Lode Production

Lode production from the Flat district is limited. Ore from quartz stringers at the head of Flat Creek with a "considerable amount of gold" was shipped to Tacoma in 1915 (Brooks, 1915). Other lode prospects are at the heads of Happy and Granite Creeks and in the Black Creek-Golden Horn Mine area. The Golden Horn Mine was the district's most productive lode source. This vein deposit, discovered in 1921, was first mined in 1922, and ore shipments were made that year and also in 1925, 1936, and 1937. A total of 528 tons of ore shipped to the smelter at Tacoma contained 2,706 ounces of gold, 2,620 ounces of silver, 9,336 pounds of lead and 653 pounds of zinc.

There are at least 303 feet of shafts, 1,025 feet of drifts, 300 feet of crosscuts, and 180 feet of raises in the Golden Horn. Configurations of the old workings are speculative because the mine is now flooded and partially frozen, but most of the tunneling strikes northeast and southwest of the main shaft. Old workings approximately 300 feet south of the Golden Horn nine consist of two shafts, 25 and 40 feet deep, and several pits.

9. Previous Work

Many investigators have worked in the Flat Block. Numerous government studies have identified geology in this area as potentially favorable for viable lode sources of gold. Between 1910 and 1930, U.S. Geological Survey (“U.S.G.S.”) investigators included Brooks, Eakin, Maddren, Martin, Mertie, Moffit, and Smith (see References in attached report in Exhibits). Valuable information on production, bedrock geology, placers, and lode potential was recorded by these investigators. More recently, the U.S.B.M. conducted studies which supported the conclusion that this is a favorable location with potential viable lode sources of gold (see investigations by Kimball, 1969, and Maloney, 1962). The district was the subject of a joint U.S.G.S., Alaska Division of Geological and Geophysical Surveys, and University of Alaska investigation that led to several State publications. Kimball's work involved the evaluation of lode gold in the monzonite stocks, using a gasoline-powered track-mounted auger, and even though only gold and silver were measured and the five to twelve pound samples were probably too small to accurately represent bedrock gold values, the results favored further exploration. Maloney was concerned with mercury-antimony potential, and most of his samples were from trenches cut in the Black Creek and upper Chicken Creek areas. The U.S.G.S., Alaska Division of Geological and Geophysical Surveys, and University of Alaska have for several years been studying the Flat area. These consist of both regional and detailed studies. Reports discussing this work have been published, including the State of Alaska Professional Paper 97.

10. Mineral Potential

A number of lode and placer gold occurrences associated with monzonitic intrusives are present in the lower Kuskokwim region. These intrusives are commonly surrounded by extensive hornfels aureoles and exhibit a range of compositional zoning. Common accessory metals associated with the gold mineralization are silver, tungsten, antimony, arsenic, mercury and tin. Substantial placer gold has been recovered from some of these systems, and mining in the region has continued to the present.

Flat is the most well developed of these systems. Nearly all the gold has come from placer production, but several lode occurrences have been recognized. Exploration programs in the area have identified a number of anomalous areas. However, lode exploration has focused on the Golden Horn vein, a relatively small part of the entire system. Compilation and review of the previous reports and recent geologic mapping should assist in developing additional targets. The known occurrences suggest the potential in the area for high grade quartz veins, disseminated and stockwork gold in intrusive or wall rock, and additional placer deposits.

11. Future Exploration

Future exploration program specifics will be dictated by the type of target selected. The first phase of any project will include a compilation and review of the available data. This would be followed by an orientation trip to gain a better appreciation of the exposure type of mineralization, and working conditions. After this initial review, it would be possible to determine whether to pursue targets generated in previous programs or to establish new objectives.

Work in the area is readily based from existing facilities between Flat and Discovery, near the state maintained airstrip. For preliminary short term programs, it may be possible to obtain lodging and vehicles from residents of the area. For longer term programs, vacant buildings are available for rent and may be used for lodging or other support activities. Food and lodging costs are approximately $200 per day per person. Much of the geologic work could be done from the existing road network. Labor costs for field help are on the order of $400 per person per day. Professional contract rates (geologists & field techs) are $600 to $1,000+ per day per person. Bulk supplies, such as food, fuel, vehicles and equipment can be delivered by short notice by air cargo from Anchorage for $1.75 per pound. Fixed wing flight chartered for personnel and cargo will generally cost about $600 per hour, including fuel, from Anchorage, Fairbanks, or McGrath. Helicopter service, will cost about $800-$2,000 per hour, depending on the aircraft with fuel extra. Internet Service to field crews is now a requirement.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to nor are we aware of any threatened or ongoing legal proceedings against the Company. Nonetheless, it is possible that from time to time in the ordinary course of business we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. However, we are not aware of any such legal proceedings or investigations and, in the opinion of our Board of Directors, legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The Company does not currently operate any mines related to its claims. As a result, mine safety disclosures are not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock trades sporadically on the OTC Pink market under the symbol MMMM. Our common stock has traded infrequently on the OTC Pink market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Pink market for the calendar years 2015 through 2017. The quotations from the OTC Pink market reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2015		2016		2017
	High	Low	High	Low	High	Low
1st Quarter	$0.03	$0.03	$0.04	$0.03	$0.14	$0.04
2nd Quarter	$0.06	$0.03	$0.07	$0.03	$0.06	$0.06
3rd Quarter	$0.06	$0.03	$0.10	$0.07	$0.06	$0.06
4th Quarter	$0.03	$0.03	$0.14	$0.08	$0.26	$0.05

(b) Holders of Common Stock

As of April 16, 2018, there were approximately 59,194,162 shares outstanding held by approximately 1,296 shareholders.

As at	Number of shareholders	Number of shares outstanding
December 31, 2015	1,265	16,616,162
March 31, 2016	1,268	16,616,162
June 30, 2016	1,281	41,416,162
September 30, 2016	1,288	48,816,162
December 31, 2016	1,289	51,816,162
March 31, 2017	1,289	51,816,162
June 30, 2017	1,290	53,816,162
September 30, 2017	1,290	53,816,162
December 31, 2017	1,296	55,916,162

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of September 30, 2016 and September 30, 2017.

Warrants

The Company has no warrants outstanding as of the fiscal year ending September 30, 2016, or September 30, 2017.

(e) Recent Sales of Unregistered Securities

There were sales of equity securities by the Company during the fiscal years ended September 30, 2016 and September 30, 2017 as identified below.

By Board resolutions, the following shares were issued and sold in the fiscal years ended September 30, 2016 and September 30, 2017 for a price of $0.05 per share, to each of the following:

Recipient Name	Price Per Share	Shares Issued
Dirk Doretti	0.01	750,000
David Doretti	0.01	1,750,000
Mike Manfredi	0.01	150,000
Ron Nash	0.01	1,000,000
Henry Rothman	0.01	500,000
Arnold Schlumsky	0.01	1,000,000
Sheldon Karasik	0.02	3,000,000
Tavris LLC	0.01	500,000
Richard Schafer	0.01	500,000
Total		9,150,000

The following shares were issued in the fiscal years ended September 30, 2016 and September 30, 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
James Baughman	4,200,000
ILVG LLC	3,000,000
Phillip Hartman	50,000
Jacqueline Higgins	100,000
Ben Porterfield	11,200,000
Jack Gustavel	200,000
Terance Perry	200,000
Nancy Martin	700,000
M6 Limited	2,000,000
Maximum Harvest	1,300,000

Hahn Nguyen	1,000,000
Howard Schraub	1,000,000
John Gunter	1,000,000
Columbia Stock Transfer	100,000
Sheldon Karasik	2,000,000
Total	28,050,000

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2016, or 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Financial Statements and Supplementary Data” and our consolidated financial statements, related notes, and other financial information appearing in this consolidated annual report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this consolidated annual report, particularly in “Risk Factors.”

Unless otherwise stated, statistical information regarding our users and their activities is determined by calculating the daily average of the selected activity for the most recently completed quarter included in this consolidated annual report.

Company Goals and Objectives

Mineral Mountain currently has leases and staked claims at two properties, the Iditarod Gold Project in Flat, Alaska and Lewiston, in Fremont County, Wyoming near the South Pass. Flat is Alaska’s third largest placer gold district. Mineral Mountain, through its wholly owned subsidiary, Nomadic Gold Mines, Inc., has leases on thirty claim blocks and has separately staked thirty-six claims adjacent thereto. All of the property is on State of Alaska land.

 Mineral Mountain also has leases through its wholly owned subsidiary, Lander Gold Mines, Inc., near Lewiston, Wyoming. It has leases on nineteen claim blocks (three patented and sixteen unpatented) and intends to stake or acquire additional claims adjacent to or nearby the leased claims. Aside from the three patented claims, the remainder of the leased claims are on land managed by the Bureau of Land Management. The leased claims are within close proximity to a permitted mill available for processing on a per ton basis.

The Company’s long-term goals are: to develop both properties; to effectuate the listing of the Company on the OTCQB Exchange; and to position the Company for a possible acquisition by a major mining company. The short-term goal is to raise funds privately for the immediate development of the Hidden Hand Mine, one of the patented claim blocks the Company leases on the Wyoming property. We estimate that the budget for doing so is $1,804,000; $1,573,000 of that would be for development costs and $231,000 of that would be for operating costs. To the extent commercial mineralization is located and exploited, any resulting profits would then be invested in the development of the Iditarod Gold Project. The two year operational budget for that Project is expected to amount to $2,970,000.

Overview

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain's losses for the year ended September 30, 2016 were $551,878 and for the year ended September 30, 2017 were $204,861. Mineral Mountain's loss for fiscal year 2016 is due primarily to operating expenses in two categories: general and administrative expenses of $410,702; and loss on issuance of common stock of $130,800. Mineral Mountain’s loss for fiscal year 2017 is due primarily to operating expenses in three categories: general and administrative expenses of $152,737; legal and professional fees of $40,000; and exploration expenses of $10,000.

Mineral Mountain's primary, near term business objective is to raise sufficient capital to retain Mineral Mountain's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain has budgeted approximately $300,000 for the year ending 2018 to cover Mineral Mountain's accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $250,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain's land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During 2017, our principal sources of liquidity included cash received from related party notes payable and sales of our common stock. We intend to raise new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $104,904 and $75,834 for the years ending September 30, 2017 and 2016, respectively. The change is primarily attributed to the decrease in non-cash issuances of common stock for services in 2017 as compared to 2016 as a result of a decrease in overall spending of the Company during 2017. Net cash provided by financing activities totaled $69,000 and $114,000 for the years ending September 30, 2017 and 2016, respectively. The change is primarily attributed to the decrease in issuances of common stock for cash in 2017 as compared to 2016 offset by an increase in proceeds from notes payable during 2017. Cash decreased to $5,011 at September 30, 2017 from $40,915 at September 30, 2016, principally reflecting the net cash used by operations of $104,904 in 2017, partially offset by proceeds from notes payable and sales of common stock.

Beginning in January, 2015 and through September 30, 2017, Mineral Mountain borrowed funds principally from John Ryan and his affiliates (the “Ryan Group”) to fund the minimum activities of Mineral Mountain. As of December 31, 2017, we have debts owed of approximately:

☐ ☐	$8,050 to John J Ryan, the son of Mineral Mountain's Vice President; and

☐ ☐	$51,250 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

In total, we borrowed $65,000 from Mr. Ryan and entities or his affiliates of which $57,000 in principal is outstanding. This amount bears interest at a rate between 5% and 10% per annum.

Because Mineral Mountain does not anticipate earning revenues from mining operations in the foreseeable future, Mineral Mountain must seek additional financing from the public or private debt or equity markets to continue to protect Mineral Mountain’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Premium Exploration, Mr. Ryan, or others will continue to advance funds to Mineral Mountain or that Mineral Mountain's efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to Mineral Mountain.

As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $2,282,645 and $2,077,784 for the year ending September 30, 2017 and September 30, 2016, respectively. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $25,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. However, we are actively seeking additional capital. We believe that we will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in obtaining sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on any of our capital stock. We do not anticipate paying any dividends in the foreseeable future, and we currently intend to retain all available funds and any future earnings for use in the operation of our business and to finance the growth and development of our business. Future determinations as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our loan agreements limit our ability to pay dividends or make other distributions or payments on account of our common stock, in each case subject to certain exceptions.

Off-Balance Sheet Arrangements

The Company has not undertaken any off-balance sheet transactions or arrangements.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for calendar years beginning after December 15, 2018. The Company has chosen to adopt this standard early, resulting in the recognition of a right of use asset and lease liability, had the Company not chosen early adoption lease payments would have been expensed as incurred.

In March 2016, The FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issued share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2016-09 on our consolidated financial statements will be material.

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2017 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

Limitations on Liability and Indemnification Matters

We intend to amend our bylaws to contain provisions that limit the liability of our current and former directors for monetary damages to the fullest extent permitted by Idaho law. Any limitation of liability pursuant to Idaho law does not apply to liabilities arising under federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our amended bylaws will further authorize us to indemnify our directors, officers, employees, and other agents to the fullest extent permitted by Idaho law. We intend our amended bylaws also to provide that, on satisfaction of certain conditions, we will advance expenses incurred by a director or officer in advance of the final disposition of any action or proceeding, and permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in that capacity regardless of whether we would otherwise be permitted to indemnify him or her under the provisions of Idaho law. We expect to enter into agreements to indemnify our directors, executive officers, and other employees as determined by the board of directors. With certain exceptions, these agreements will provide for indemnification for related expenses including attorneys’ fees, judgments, fines, and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these amended bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The intended limitation of liability and indemnification provisions in our amended bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other stockholders. Further, a stockholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, executive officers, or persons controlling us, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Recent Developments

In the five months since Mr. Karasik has taken over as CEO and Chairman, the Company has made significant strides forward. An advantageous lease was executed for the Gyorvary Property and the lease for the Alaska Property was amended so as to reduce the financial burden on the Company. The Company is actively pursuing the leasing of additional property adjacent to the Gyorvary Property as well as staking more claims in the surrounding area. Significantly, the Company’s financial obligations for calendar year 2018 have been substantially reduced from what they were in the audited period, part of which is the result of the Company already raising, during Mr. Karasik’s brief tenure, $141,000 in an ongoing private offering.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table summarizes our consolidated financial data. We have derived the summary consolidated balance sheet data as of September 30, 2016 and 2017 and consolidated statements of operations data for the years ended September 30, 2016 and 2017 from our audited consolidated financial statements included elsewhere in this consolidated annual report. Our historical results are not necessarily indicative of our results in any future period. You should read the following summary consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this consolidated annual report. The summary consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this consolidated annual report.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	40,000	150
General and administrative	152,737	410,702
Mineral property option	10,000	10,000
TOTAL OPERATING EXPENSES	202,737	420,852

LOSS FROM OPERATIONS	(202,737)	(420,852)

OTHER INCOME (EXPENSES)
Interest expense	(2,124)	(227)
Loss on issuance of common stock	-	(130,800)
TOTAL OTHER INCOME (EXPENSES)	(2,124)	(131,027)

LOSS BEFORE TAXES	(204,861)	(551,878)

INCOME TAXES	-	-

NET LOSS	$(204,861)	$(551,878)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED (1)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	52,316,162	25,778,662

(1)	See Note 2 of the notes to our consolidated financial statements included elsewhere in this consolidated annual report for a description of how we compute basic and diluted net loss per share attributable to common stockholders.

	September 30, 2017
		September 30, 2016

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$5,011	$40,915
Working capital	(85,142)	18,885
Total assets	517,829	589,096
Total liabilities	302,471	228,878
Additional paid-in capital	2,444,186	2,349,186
Accumulated deficit	(2,282,645)	(2,077,784)
Total stockholders’ equity	215,357	360,218

Index to Financial Statements

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We are evaluating, developing and implementing “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We continue to conduct an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and/or Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this continuing Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2017.

Limitations on the Effectiveness of Controls

Our management, including our CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO Certification

Appearing immediately following the Signatures section of this report there are Certifications of the CEO. The Company currently has no CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the fiscal year ended September 30, 2017, our internal controls and procedures require improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

1. The Company had limited segregation of duties, which is not consistent with good internal control procedures.

2. The Company did not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

3. The Company should improve maintenance and access to a centralized location for current and historical business records.

Management believes that areas of improvement set forth in items 1, 2 and 3 above did not have an effect on the Company’s financial results. The Company and its management will endeavor to correct the above noted weaknesses in internal controls once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers are Mr. Sheldon Karasik, CEO and Chairman, Mr. James Baughman, Vice President and Chief Geologist, and Mr. John P. Ryan, Vice President, Secretary and Treasurer. Biographical information for Mr. Karasik, Mr. Ryan and Mr. Baughman is set forth below. Mr. Karasik devotes approximately 100% of his time to the affairs of the Company. Mr. Ryan devotes approximately 25% of his business time to the affairs of the Company, and Mr. Baughman devotes approximately 25% of his time to the affairs of the Company.

On October 23, 2017, Howard Crosby resigned from the Board of Directors. On October 23, 2017, Sheldon Karasik was elected to the Board of Directors. On October 23, 2017, Felix Keller was elected to the Board of Directors as an independent director. On December 28, 2017, Michael Miller and Ulises De la Garza were elected to the Board of Directors as independent directors.

The new Officers and directors of the Company are listed below. Directors are elected to hold offices for a three year term or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Sheldon Karasik	66	Director, Chairman of the Board and Chief Executive Officer
John P. Ryan	56	Director, Vice President, Secretary and Treasurer
James Baughman	62	Director, Vice President and Chief Geologist
Felix Keller	62	Director
Michael Miller	52	Director
Ulises De la Garza	51	Director

Sheldon Karasik became CEO and Chairman and a member of the Board of Directors in November, 2017. During the past five years, up until October, 2017 when he became CEO and Chairman of Mineral Mountain, Mr. Karasik worked as an attorney running his own law firm. Much of that time was spent handling international transactional and other corporate matters for clients, including contracts, private investment vehicles, tax and employment matters. One of those clients was Mineral Mountain, for which Mr. Karasik served as general counsel prior to his appointment as CEO and Chairman. Mr. Karasik has been a licensed attorney since 1981.

Mr. Karasik is an AV-rated attorney, the highest peer review standing awarded by attorneys and judges, with over thirty years of experience. He has been a regular speaker at legal conferences across the country, is an Honorary Fellow of the Association of Fellows and Legal Scholars at the Center for International Legal Studies and is a senior faculty member of Lawline, an organization providing continuing legal education to lawyers. His publications include: “Polaroid – The Sixty Million Dollar Mistake,” Summer 1993 issue of Declarations, and “Recent Developments Regarding American Personal Injury Law,” Comparative Law Yearbook of International Business, 2004. More recently, Mr. Karasik has served as general counsel and trustee of an international investment fund and has headed a law firm located in New York City and Zurich, Switzerland, where he specialized in international transactional matters and complex litigation. He has extensive executive experience and has advised numerous corporate boards on a variety of business matters. Mr. Karasik is admitted to practice in New York as well as before the U.S. Courts of Appeal for the Second, Fifth and Sixth Circuits and the U.S. District Courts for the Northern District of Illinois, Eastern District of Michigan and the Northern, Southern and Eastern Districts of New York. Mr. Karasik graduated in the top 4% of his class at the Washington University School of Law and was a member and senior editor of the Washington University Law Review as well as a member of the Order of the Coif. He also holds a doctorate degree from the University of Virginia, a M.Litt from Edinburgh University, Scotland and received his BA degree, magna cum laude, from the College of William & Mary.

James Baughman became Vice President, Chief Geologist and a member of the Board of Directors in March, 2016. Mr. Baughman has worked as a geologist for more than 30 years in mining operations and mineral exploration projects focused on precious metals, base metals, as well as uranium. He has extensive experience in Wyoming and Alaska, as well as international experience in Brazil, Chile and Mongolia. From 2004 to 2006, Mr. Baughman was the co-founder, President and Chief Executive Officer of High Plains Uranium Corp, where he managed a successful initial public offering on the TSX (Senior Board). From October of 2006 to September 2010, Mr. Baughman led an acquisition of mineral rights on uranium properties for U.S. Uranium Corp, a private corporation. From September 2010 until 2014, Mr. Baughman served as Chief Operating Officer (COO) and Director for West Mountain Gold Corp. From October 2013 to present Mr. Baughman has served as the Chief Geologist for Premium Exploration with properties in Idaho County, Idaho. Mr. Baughman is also a member of the Board of Directors of Premium. Mr. Baughman is a graduate from the University of Wyoming (BSc. Geology), a Registered Wyoming Geologist, and a Registered Member of SME. Mr. Baughman is a Qualified Person as defined by the Canadian Instrument 43-101.

John P. Ryan became an officer of Mineral Mountain in 2009 and a member of the Board in August 2004. Mr. Ryan devotes approximately 40 hours a month to the business of the Company. Mr. Ryan is a degreed mining engineer from the University of Idaho and also holds a law degree from Boston College. Mr. Ryan in his 25-year career in natural resources has served as a founder, officer, and director of numerous successful resource-focused companies such as Western Goldfields, Inc., High Plains Uranium, Inc., Cadence Resources Corporation, Metalline Mining Company, U.S. Silver, Inc., and numerous other companies. Currently, in addition to his duties with the Company, Mr. Ryan is also President and Director of Premium Exploration, Inc., a Director and Manager of Liberty Silver, Inc., Director of Trend Mining Company, Director of Tintic Standard Gold Mines, Inc., Director of Desert Hawk Gold Corp., and a Director of Lucky Irish Silver, Inc.

(a) Director Compensation

The overall Director compensation plan was decided upon after considering other possible compensation proposals, but does not necessarily reflect the compensation which may be awarded in fiscal year 2018. Mineral Mountain may also in the future award Directors for assuming additional responsibilities such as serving on a standing committee. In the future the Board intends to award compensation to its members by examining what is comparable compensation at other companies in the same industry and at the same stage of development as that of Mineral Mountain, and choosing a level of compensation which is at or near the median level of compensation paid by other companies, taking into account a desire to award compensation which creates incentive for retention and performance of the members.

(b) Identification of Certain Significant Employees and Consultants

None.

(c) Family Relationships.

Not applicable.

(d) Involvement in Certain Legal Proceedings.

None of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)	being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Description of Securities

General

The following description of our capital stock and certain provisions of our certificate of incorporation and bylaws are summaries and are qualified by reference to the certificate of incorporation and the bylaws that will be in effect on the closing of this registration. Copies of these documents have been filed with the SEC as exhibits to our consolidated annual report, of which this consolidated annual report forms a part. The descriptions of the common stock reflect changes, if any, to our capital structure that will be in effect on the closing of this registration.

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.001 per share. As April 16, 2018 we had 59,186,162 shares of common stock issued and outstanding. Of these shares, 28,816,062 are public floating shares traded on the Pink Market and 30,370,100 are closely held. Included below is a summary description of only those warrants held by selling shareholders and we have not described any of our other outstanding warrants.

Common stock

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Accordingly, holders of a majority of the shares of common stock entitled to vote in any election of directors may elect all of the directors standing for election. Holders of common stock are entitled to receive ratably such dividends as may be declared by the Board out of funds legally available therefore. In the event of our liquidation, dissolution or winding up, holders of common stock are entitled to share ratably in the assets remaining after payment of liabilities. Holders of common stock have no preemptive, conversion or redemption rights. All of the outstanding shares of common stock are fully-paid and non-assessable.

Our Board of Directors may, without shareholder approval, establish and issue shares of one or more classes or series of common stock having the designations, number of shares, dividend rates, liquidation preferences, redemption provisions, sinking fund provisions, conversion rights, voting rights and other rights, preferences and limitations that our Board may determine. The Board may authorize the issuance of common stock with voting, conversion and economic rights similar to the common stock so that the issuance of common stock could adversely affect the market value of the common stock.

Warrants

The warrants issued by the Company are common stock warrants issued to the selling stockholders. The common stock warrants are exercisable at an exercise price of $0.02 to $0.10 per share. The warrants may be exercised in whole or in part, subject to the limitations provided in the warrants. Any warrant holders who do not exercise their warrants prior to the conclusion of the exercise period will forfeit the right to purchase the shares of common stock underlying the warrants and any outstanding warrants will become void and be of no further force or effect. If at any time while any of the warrants are outstanding, Mineral Mountain issues common stock, or securities convertible into common stock, to any person at a price per share of common stock less than the exercise price of the warrants, the per share exercise price of the warrants will be reduced to the purchase price per share of the subsequent issuance.

There are 1,000,000 warrants outstanding and the Board has approved a resolution to issue 260,000 warrants for directors’ fees in 2018.

Holders of the warrants have no voting rights of a shareholder, no liquidation preference and no dividends will be declared on the warrants.

Election and Removal of Directors

Each of our directors serves for a term of three years or until his successor is elected and qualified if there is no annual meeting. At each annual meeting of shareholders, the successors to the then current directors whose terms are expiring are elected to serve for one-year terms. Directors may be removed at any special meeting of our shareholders upon a vote of two-thirds of the outstanding shares of stock entitled to vote for directors. Holders of our common stock vote together for directors.

Shareholder Meetings

Our bylaws provide that special meetings of shareholders may be called by our board of directors. In addition, upon the request of shareholders holding one-fifth of the voting power of all shareholders, the Secretary of our company is required to call a meeting of the shareholders. Finally, if no annual meeting of shareholders has taken place for a period of more than eighteen months, any shareholder may call a meeting of the shareholders of our company.

Rule 144

In general, under Rule 144 as currently in effect, once we have been subject to public company reporting requirements of Section 13 or Section 15(d) of the Exchange Act for at least 90 days, an eligible stockholder is entitled to sell such shares without complying with the manner of sale, volume limitation, or notice provisions of Rule 144, subject to compliance with the public information requirements of Rule 144. To be an eligible stockholder under Rule 144, such stockholder must not be deemed to have been one of our affiliates for purposes of the Securities Act at any time during the 90 days preceding a sale and who has beneficially owned the shares proposed to be sold for at least six months, including the holding period of any prior owner other than our affiliates. If such a person has beneficially owned the shares proposed to be sold for at least one year, including the holding period of any prior owner other than our affiliates, then such person is entitled to sell such shares without complying with any of the requirements of Rule 144, subject to the expiration of the lock-up agreements described below.

Sales under Rule 144 by our affiliates or persons selling shares on behalf of our affiliates are also subject to certain manner of sale provisions and notice requirements and to the availability of current public information about us.

Lock-up Arrangements

The Company anticipates adopting a policy during a period of 90 days from the filing of this consolidated annual report, that we will not, without the prior written consent of the Board of Directors, (i) directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock or file any consolidated annual report under the Securities Act with respect to any of the foregoing or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of shares of our common stock, whether any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of shares of common stock or such other securities, in cash or otherwise, subject to certain exceptions.

Director Independence

The Company has three independent directors: Felix Keller, Michael Miller and Ulises De la Garza.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics that specifically addresses, among other things, potential conflicts of interest among employees, officers and directors. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon written request sent by email to Sheldon Karasik, Board Chair (sgklawfirm@gmail.com).

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to Mineral Mountain for the fiscal years ended September 30, 2016 and 2017 paid to our current officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Sheldon Karasik, CEO and Chairman	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
	2016	-N/A-	-N/A-	-N/A-	-N/A-	-N/A-	-N/A-	-N/A-
James Baughman, Vice President, Chief Geologist and Director	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
	2016	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
John P. Ryan,	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
Vice President, Secretary, Treasurer and Director	2016	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-

Option Grants

During the fiscal year ended September 30, 2017 and September 30, 2016, no options were issued. Mineral Mountain further has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of December 31, 2017, certain information regarding the ownership of voting securities of Mineral Mountain by each stockholder known to our management to be (i) the beneficial owner of more than 10% of our outstanding common stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and/or voting power with respect to such shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares

Sheldon Karasik (4)	7,500,000	12.87%
James Baughman	4,200,000	7.20%
John P. Ryan (2)	960,000	1.64%
All executive officers and directors as a group (3 persons)	12,660,000	21.73%

5% Stockholders:

Ben Porterfield (3) 12700 Galleon Circle Anchorage, Alaska 99515	11,200,000	19.22%
Quest Minerals Corporation (5) 5968 N. Govt. Way #305 Dalton Gardens, Idaho 83815	9,600,000	16.48%

1.	The address of each such person, unless otherwise noted, is c/o Mineral Mountain Mining & Milling Company, 13 Bow Circle, Suite 170, Hilton Head, South Carolina 29928.
2.	John P. Ryan own these shares indirectly pursuant to his holding 10% of the shares of Quest Mineral Corporation, a privately held company.
3.	Mr. Porterfield directly owns 11,200,000 shares and owns 30 of the 66 land claims comprising the Iditarod Property Project.
4.	Includes 1,000,000 shares of common stock issuable upon exercise of warrants.
5.	John P. Ryan and Howard Crosby, a former officer and director of Mineral Mountain, are shareholders and directors of Quest Mineral Corporation, a privately held company.

We have one class of common stock and each common stock is entitled to one vote. Holders of our common stock are entitled to vote to the extent required by Idaho law. Those holders of our outstanding common stock who are executive officers and directors, will hold approximately 21.4% of the voting power of our outstanding shares following this registration and will have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change in control transaction. The outside holders of our outstanding common stock will beneficially own less than 50% of our outstanding shares and be entitled to less than 50% of the voting power of our outstanding shares. Our executive officers, directors, and stockholders holding more than 5% of our outstanding shares, together with their affiliates, will beneficially own, in the aggregate, approximately more than 50% of our outstanding shares and maintain 50% of the voting power of our outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As a smaller reporting company, we are required to disclose certain transactions to which we are or will be a party and in which any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest in the event the amount of such transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years. The average of our 2015 and 2016 year-end assets multiplied by 1% is less than $120,000.

Other than compensation arrangements, we describe below transactions and series of similar transactions, since October 1, 2015, to which we were a party or will be a party, in which:

the amounts involved exceeded or will exceed 1% of the average of our total assets at year end for the last two completed fiscal years; and

any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Compensation arrangements for our directors and named executive officers are described elsewhere in this consolidated annual report.

Ben Porterfield

Through its wholly owned subsidiary, Nomadic Gold Mines, Inc., Mineral Mountain entered into a lease agreement with an option to purchase with Ben Porterfield, a related party, for exclusive rights to explore, acquire, develop and exploit mineral resources on 30 State of Alaska mining claims located in the Iditarod Project property The consideration paid was 11,200,000 shares of Mineral Mountain common stock and a series of cash payments to be paid to Porterfield so long as the lease-option remained in effect. The approximate dollar value of this transaction with Ben Porterfield is $336,000. Subsequent to the execution of the agreement, the Company staked an additional 36 State of Alaska mining claims which by the terms of the lease-option agreement, become part of the leased and optioned property and subject to numerous terms of the agreement. In total, the Iditarod Project now consists of 66 Alaska state mining claims covering 16.5 square miles.

Notes Payable-Shareholders

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom is a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Since January 1, 2016

Name	Date	2017	2016
		Amount	Amount
Premium Exploration	8/2/2017	15,000	--
	3/27/2017	35,000	--
		--	--
John J. Ryan	2/23/2016	7,000	8,000
		--	--

Total notes payable - shareholders		$57,000	$7,000

The loan from John J Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2017 and 2016 was $8,443 and $7,227, respectively.

The loans from Premium Exploration bear interest at 5% per annum and are due on August 2, 2018 and September 27, 2018. The balance of principal and interest at September 30, 2017 was $50,907.

Investments

Mineral Mountain does not have any investments as of December 31, 2017.

Employment Agreements

Mineral Mountain has not entered into any Employment Agreements as of December 31, 2017.

Indemnification Agreements

Our amended and restated bylaws will provide that Mineral Mountain will indemnify each of our directors and officers to the fullest extent permitted under Idaho law. Our amended and restated bylaws will also provide our board of directors with discretion to indemnify our employees and other agents when determined appropriate by the board. In addition, we have entered into an indemnification agreement with each of our directors and executive officers, which requires us to indemnify them.

Policies and Procedures for Transactions with Related Persons

The Company anticipates adopting a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 10% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 10% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Disclosure of Commission Position on Indemnification for Securities Act Liabilities

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors has established an audit committee. The Board of Directors and the audit committee have the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors and the audit committee also recommend selection of the auditing firm and exercise general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

Fruci & Associates II, PLLC, has audited our consolidated financial statements at September 30, 2016 and 2017, and for each of the two years in the period ended September 30, 2017, as set forth in their report. We have included our financial statements in the consolidated annual report and elsewhere in the consolidated annual report in reliance on Fruci & Associates II, PLLC’s report, given on their authority as experts in accounting and auditing.

Fruci & Associates II, PLLC, 802 N. Washington St., Spokane, WA 99201, independent registered public accounting firm, was retained as our auditing firm by the Board of Directors for the fiscal years ended September 30, 2016 and 2017. Fruci & Associates II, PLLC billed us for the fiscal years ended September 30, 2016 and 2017, in the amount of $10,135.

Interests of Other Experts

James G Baughman (SME-RM), a qualified person, has supervised the preparation of the scientific and technical information that forms the basis for the Iditarod Project and has approved the disclosure herein.  Mr. Baughman is not independent of Mineral Mountain, as he is the Vice President and Director. Mr. Baughman is a Registered Wyoming Geologist, and a Registered Member of SME. Mr. Baughman is a Qualified Person as defined by the Canadian Instrument 43-101.

Peter Papasavas, an attorney at law, has supervised the preparation of the consolidated annual report. He is a nominal shareholder of Mineral Mountain with less than 1% of holdings.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Columbia Stock Transfer Company, 1869 E Seltice, Suite 292, Post Falls, ID 83854 (208-777-8998, facsimile 855-664-3544).

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

See Exhibit Index below.

(b) Financial Statement Schedules

All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the financial statements or notes thereto.

EXHIBITS

Exhibit No.	Description of Exhibit
1.1*	Amended and Restated Certificate of Incorporation of Mineral Mountain Mining & Milling Company
1.2*	Bylaws of Mineral Mountain Mining & Milling Company
1.3*	Mineral Mountain Mining & Milling Company Code of Business Conduct
2.1*	Iditarod Lease with Option to Purchase, dated April 5, 2016
2.2*	Amendment to Iditarod Lease with Option to Purchase, dated November 22, 2017
2.3*	Option to Purchase Agreement of Gyorvary Property, dated February 1, 2017
2.4*	Gyorvary Property Lease with Option to Purchase, dated December 18, 2017
2.5*	Gyorvary Property Report, dated December 28, 2017
2.6*	Helen G Property Lease, dated March 8, 2018
3.1*	Specimen Certificate for Shares of Common Stock
4.1*	Form of Opinion of Papasavas Law Group, LLC
5.1*	Loan Agreement dated as of March 17, 2017 by and between Mineral Mountain Mining & Milling Company as Borrower and Premium Exploration as Lender

5.2*	Loan Agreement dated as of August 2, 2017 by and between Mineral Mountain Mining & Milling Company as Borrower and Premium Exploration as Lender
5.3*	Amended Loan Agreement dated as of July 24, 2016 by and between Mineral Mountain Mining & Milling Company as Borrower and John J. Ryan as Lender
7.1*	List of Subsidiaries of Mineral Mountain Mining & Milling Company
8.1*	Audit Report of Fruci & Associates II, PLLC
8.2*	Consent of Papasavas Law Group, LLC (included in Exhibit 4.1)
8.3*	Consent of James Baughman
9.1*	Power of Attorney (included on signature page to the original Consolidated Annual Report)
10.1*	Form of Mineral Mountain Mining & Milling Company Restricted Share Agreement
10.2**	Mineral Mountain Mining & Milling Company Non-Employee Director Compensation Policy, effective January 1, 2018
10.3*	Warrant Agreement, dated December 8, 2016, between Mineral Mountain Mining & Milling Company and Sheldon Karasik
31.1*	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.1*	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

* Filed herewith

** Management contract, compensatory plan or arrangement.

WHERE YOU CAN FIND MORE INFORMATION

We have filed this consolidated annual report with the SEC. This consolidated annual report does not contain all of the information included in the exhibits and schedules thereto as permitted by the rules and regulations of the SEC. For further information with respect to Mineral Mountain Mining & Milling Company, please refer to the consolidated annual report, including its exhibits and schedules. Statements contained in this consolidated annual report as to the contents of any contract or other document referred to herein are not necessarily complete and, where the contract or other document is an exhibit to the consolidated annual report, each such statement is qualified in all respects by the provisions of such exhibit, to which reference is hereby made. Upon completion of the consolidated annual report, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, we will file annual, quarterly and special reports, proxy statements and other information with the SEC.

You can read our SEC filings, including the consolidated annual report, over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Sheldon Karasik, Peter M. Papasavas and Kemper Rojas, and each of them singly, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign this, and any and all amendments (including post-effective amendments), Consolidated Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Consolidated Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal Executive Officer)	April 17, 2018
Sheldon Karasik
/s/ John P. Ryan	Vice President, Secretary, Treasurer and Director (Principal Financial Officer and Principal Accounting Officer)	April 17, 2018
John P. Ryan
/s/ James Baughman	Vice President, Chief Geologist and Director	April 17, 2018
James Baughman

Report of Independent Registered Public Accounting Firm*

To the Board of Directors and Shareholders of Mineral Mountain Mining and Milling Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mineral Mountain Mining and Milling Company and Subsidiaries (“the Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, negative working capital, and an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

February 21, 2018

* (See Exhibit 8.1 for original Audit Report of Fruci & Associates II, PLLC).

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,011	$40,915
Total Current Assets	5,011	40,915

OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	176,818	212,181
Total Other Assets	512,818	548,181

TOTAL ASSETS	$517,829	$589,096

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$10,803	$3,803
Accounts payable - related party	—	—
Accrued interest	2,350	227
Accrued lease payments	20,000	10,000
Notes payable - related party	57,000	8,000
Total Current Liabilities	90,153	22,030

LONG TERM LIABILITIES
Mineral Lease	212,318	206,848
Total Long Term Liabilities	212,318	206,848

TOTAL LIABILITIES	302,471	228,878

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized,
none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
53,816,162 and 48,816,162 shares issued and outstanding	53,816	48,816
Additional paid-in capital	2,444,186	2,349,186
Shares to be issued	—	40,000
Accumulated deficit	(2,282,645)	(2,077,784)
Total Stockholders' Equity	215,357	360,218

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$517,829	$589,096

See accompanying Notes to Financial Statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30
	2017	2016

REVENUES	$—	$—

OPERATING EXPENSES
Professional fees	40,000	150
General and administrative	152,737	410,702
Mineral property option	10,000	10,000
TOTAL OPERATING EXPENSES	202,737	420,852

LOSS FROM OPERATIONS	(202,737)	(420,852)

OTHER INCOME (EXPENSES)
Interest expense	(2,124)	(227)
Loss on issuance of common stock	—	(130,800)
TOTAL OTHER INCOME (EXPENSES)	(2,124)	(131,027)

LOSS BEFORE TAXES	(204,861)	(551,878)

INCOME TAXES	—	—

NET LOSS	$(204,861)	$(551,878)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	52,316,162	25,778,662

See accompanying Notes to Financial Statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid-in	Accumulated	Stock to be	Stockholders'
	Shares	Amount	Capital	Deficit	Issued	Equity

Balance, September 30, 2015	16,616,162	16,616	$1,511,386	$(1,525,906)	$—	$2,097

Common stock issued for cash	6,300,000	6,300	56,700		40,000	103,000
Common stock issued for services	13,700,000	13,700	447,300			461,000
Common stock issued for financing fees	1,000,000	1,000	9,000			10,000
Common stock issued for mineral option	11,200,000	11,200	324,800			336,000

Net income for period ending September 30, 2016	—	—	—	(551,878)	—	(551,878)

Balance, September 30, 2016	48,816,162	48,816	2,349,186	(2,077,784)	40,000	360,218

Common stock issued for cash	3,000,000	3,000	50,333		(40,000)	13,333
Common stock issued for services	2,000,000	2,000	38,000			40,000
Warrants			6,667			6,667

Net income for period ending September 30, 2017	—	—	—	(204,861)	—	(204,861)

Balance, September 30, 2017	53,816,162	53,816	$2,444,186	$(2,282,645)	$—	$215,357

See accompanying Notes to Financial Statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(204,861)	$(551,878)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization of mineral lease	50,833	4,667
Common stock issued for services	40,000	458,000
Common stock issued for financing fees	—	10,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable	7,000	3,150
Increase (decrease) in accrued interest	2,124	227
Net cash used by operating activities	(104,904)	(75,834)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	20,000	103,000
Proceeds from note payable	50,000	16,000
Payment of note payable	(1,000)	(5,000)
Net cash provided by financing activities	69,000	114,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(35,904)	38,166

Cash, beginning of period	40,915	2,749

Cash, end of period	$5,011	$40,915

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Common stock issued for mineral option	$—	$336,000
Common stock issued for note payable	$—	$3,000

See accompanying Notes to Financial Statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY

AND SUBSIDIARIES

Notes to Financial Statements

(Dollars in thousands, except share and per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mineral Mountain Mining & Milling Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 as and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. The Company has two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation. The Company currently holds 36 claim blocks in Alaska, through its subsidiary, Nomadic Gold Mines, Inc.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Mineral Mountain Mining & Milling Company and its two wholly owned subsidiaries is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements incorporate the accounts of Mineral Mountain Mining & Milling Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Earnings (Losses) Per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Fully-diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of fully diluted earnings per share if their effect is antidilutive.

Loss on Issuance of Common Stock

During the year ended September 30, 2016, the company settled $247,200 in accounts payable for 5,400,000 shares of common stock. As a result, we recognized a loss on settlement of liability totaling $130,800 which is recorded to loss on issuance of common stock.

Cash Equivalents

The Company considers cash, certificates of deposit, and debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2017 and 2016.

The standards under ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company did not have any assets or liabilities measured at fair value at September 30, 2017 and 2016.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2017, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,282,645. The Company's working capital deficit is $85,142.

Achievement of the Company's objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

The Company plans to fund its future operations by potential sales of its common stock or by issuing debt securities. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 5.

New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard is effective for calendar years beginning after December 15, 2018. The Company has chosen to adopt this standard early, resulting in the recognition of a right of use asset and lease liability, had the Company not chosen early adoption lease payments would have been expensed as incurred.

In March 2016, The FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issued share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2016-09 on our consolidated financial statements will be material.

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2017 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an Option to Purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $212,318 at September 30, 2017 and $206,848 at September 30, 2016. This was a related party transaction.

We determined that the scope exception in ASC 842-10-15-1(b) did not apply because not only does the agreement grant the right to explore for minerals and right to use the land but in Section 6B it states "further grants the exclusive right to use structures facilities, equipment, non-public roadways, haulageways and all other appurtenances installed on the subject property."

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments

Due Before	Amount

December 1, 2018	$150,000
December 1, 2019	250,000
December 1, 2020	500,000
December 1, 2021	1,000,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$4,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations

Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2018	10,000
April 5, 2019	20,000
April 5, 2020	40,000
April 5, 2021	70,000
April 5, 2022	100,000
April 5, 2023	100,000

Total	$365,000
Paid during year ended September 30, 2016	25,000
Balance at September 30, 2016	$340,000
Paid during year ended September 30, 2017	-
Balance at September 30, 2017	$340,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as investment in mineral lease.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of September 30, 2017 or 2016.

NOTE 4 – COMMON STOCK

Upon formation the authorized capital of the Company was 2,000,000 shares of common stock with a par value of $.05, in 1953 the Company increased the authorized capital to 3,000,000 shares of common stock, in 1985 the authorized capital was again increased to 10,000,000 shares of common stock.

During the year ended March 31, 2015, the Company increased its authorized capital to 100,000,000 common shares and changed the par value to $.001 per share and created 10,000,000 preferred shares with a par value of $0.10 per share. All amounts in the foregoing financials reflect this change.

During the year ended September 30, 2016, the Company issued 6,300,000 shares of common stock for cash of $103,000; 13,700,000 shares of common stock for services valued at $461,000; 1,000,000 shares of common stock for financing fees valued at $10,000 and 11,200,000 shares of common stock for a mineral option and right to purchase valued at $336,000.

During the year ended September 30, 2017, the Company issued 3,000,000 shares of common stock and 1,000,000 warrants for cash of $60,000; $40,000 of this was received during the year ended September 30, 2016; and 2,000,000 shares of common stock for services valued at $40,000.

The 1,000,000 warrants were issued for cash at an exercise price of $0.05 and a term of five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.05, risk free interest rate of 1.84%, expected life of five years, and expected volatility of 736.39% with no dividends expected to be issued. The fair value of the warrants totaled $6,667 at the issuance date and this amount was recorded as equity.

The following warrants were outstanding at September 30, 2017:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2017 and 2016 was $8,443 and $7,227, respectively.

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with an option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at September 30, 2017 was $50,907, the companies have directors in common.

NOTE 6 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5.

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2017 and 2016 the Company had taken no tax positions that would require disclosure under ASC 740.

The Company files income tax returns in the U.S. federal jurisdiction and the State of Idaho. The Company is currently in arrears in filing their federal and state tax returns, both jurisdictions statute of limitations of three years does not begin until the tax returns are filed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 34% for the periods ended September 30, 2017 and September 30, 2016 are as follows:

	September 30, 2017	September 30, 2016
Net operating loss carryforwards	2,282,645	2,077,784
Deferred tax asset	776,099	706,447
Valuation allowance for deferred asset	(776,099)	(706,447)
Net deferred tax asset	-	-

At September 30, 2017 and 2016, the Company has net operating loss carryforwards of approximately $2,282,645 and $2,077,784 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2016 to September 30, 2017 was $69,652.

NOTE 7 – SUBSEQUENT EVENTS

Sheldon Karasik, a director of the Company was named CEO.

In November 2017, the Company signed an Amendment to the Lease and Option to Purchase dated April 5, 2016, under the terms of the amendment the original agreement was increased from seven to nine years, and the due dates of the payments to maintain the Option to Purchase and Work Expenditure Commitments that began to be due in 2017 were pushed forward one year to begin on April 5, 2018 and December 1, 2018, respectively. Note 3 has been updated to reflect this amendment.

In December 2017, the Company signed a Lease Agreement with Option to Purchase sixteen unpatented mining claims known as the Lewiston Claims and three patented mining claims known as the Hidden Hand, Morris and Casselton Claims, located in the State of Wyoming. The agreement consists of two parts, an Option to Purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease.

In March 2018, the Company signed a Lease Agreement dated March 8, 2018 43.3 acres of patented mining claims known as the Helen G, Mill and Star Lode-mining Claims, located near the Lewiston Claims in the State of Wyoming. The Agreement for an initial 5 year term and may be extended indefinitely by the Company. It requires the payment of an annual lease payment of $2500 and further payment of royalties of between 2% and 3.5% depending on the price of gold.

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the seventh anniversary of the effective date of the agreement which would be December 14, 2024 by remitting $1,000,000. In order to maintain the Option to Purchase the Company must make six annual payments all of which will be credited to the purchase price beginning on December 14, 2018 and continuing until December 14, 2023.

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations

Date Due	Amount

June 14, 2018	$20,000
December 14, 2018	30,000
December 14, 2019	30,000
December 14, 2020	30,000
December 14, 2021	30,000
December 14, 2022	30,000
December 14, 2023	30,000

Total	$200,000

There was additional consideration of 500,000 warrants to purchase shares of common stock value.

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised.

The Board of Directors has approved a resolution to issue 260,000 warrants for directors’ fees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Sheldon Karasik	CEO, Chairman and Director	April 17, 2018
Sheldon Karasik	(Principal Executive Officer)