Form 10-Q
period 2018-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2018-05-21
CIK 66600

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 1-03319

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

(Former name and former address, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☐   No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes   ☐   No   ☒

As of May 18, 2018, there were 59,736,162 shares of the issuer’s common stock outstanding.

Mineral Mountain Mining & Milling Company

Form 10-Q

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31	September 30
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,404	$5,011
Total Current Assets	1,404	5,011
OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	176,818	176,818
Total Other Assets	512,818	512,818
TOTAL ASSETS	$514,222	$517,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$10,803
Accounts payable - related party	—	—
Accrued interest	4,919	2,351
Accrued lease payments	10,000	20,000
Notes payable - related party	57,000	57,000
Total Current Liabilities	71,919	90,154
LONG TERM LIABILITIES
Mineral Lease	232,318	212,318
Total Long Term Liabilities	232,318	212,318
TOTAL LIABILITIES	304,237	302,472
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 58,916,162 and 53,816,162 shares issued and outstanding	58,916	53,816
Additional paid-in capital	2,674,580	,444,186
Shares to be issued		—
Accumulated deficit	(2,523,511)	(2,282,645)
Total Stockholders’ Equity	209,985	215,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$514,222	$517,829

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31		March 31
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$—	$	$—	$—
OPERATING EXPENSES
Professional fees	48,954	—	63,279	—
General and administrative	34,576	5,253	84,333	63,590
Payroll expense	48,992	—	48,992
Mineral property option expense	—	10,000	—	10,000
Advance royalty expense	2,500	—	2,500	—
Directors’ fees	39,194	—	39,194	—
TOTAL OPERATING EXPENSES	174,216	15,253	238,298	73,590

LOSS FROM OPERATIONS	(174,216)	(15,253)	(238,298)	(73,590)
OTHER INCOME (EXPENSES)
Interest expense	(1,266)	(10)	(2,568)	(10)
TOTAL OTHER INCOME (EXPENSES)	(1,266)	(10)	(2,568)	(10)

LOSS BEFORE TAXES	(175,482)	(15,263)	(240,866)	(73,600)

INCOME TAXES	—	—	—	—

NET LOSS	$(175,482)	$(15,263)	(240,866)	$(73,600)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	58,366,162	51,182,162	51,816,162	51,482,829

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(240,866)	$(73,600)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Common stock issued for services	40,000	—
Common stock issued for reimbursement of mineral claim fees	5,000	—
Warrants issued for director’ fees	39,194	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(10,803)	—
Increase (decrease) in accrued interest	2,568	10
Decrease (increase) in accrued lease payments	10,000	—
Net cash used by operating activities	(154,907)	(73,590)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	150,100	20,000
Proceeds from note payable	—	20,000
Payment of note payable	—	(6,000)
Proceeds from conversion of warrants	1,200	—
Net cash provided by financing activities	151,300	34,000
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,607)	(39,590)
Cash, beginning of period	5,011	40,915
Cash, end of period	$1,404	$1,325
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Common stock issued for mineral option	$—	$336,000

Common stock issued for note payable	$—	$3,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2018

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mineral Mountain Mining and Milling Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 as and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. The Company has two wholly owned subsidiaries, Nomadic Gold Mines, Inc. an Alaska corporation and Lander Gold Mines, Inc. a Wyoming corporation. The Company currently holds 36 claim blocks in Alaska, through its subsidiary, Nomadic Gold Mines, Inc.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2017. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Mineral Mountain Mining & Milling Company and its two wholly owned subsidiaries is presented to assist in understanding the Company’s financial statements. All significant inter-company balances and transactions have been eliminated in consolidation. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2018 and September 30, 2017.

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

The Company did not have any assets or liabilities measured at fair value at March 31, 2018.

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,523,511. The Company’s working capital deficit is $70,515.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

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

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an option to purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $232,318 at March 31, 2018 and $212,318 at September 30, 2017. This was a related party transaction.

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments
Due Before	Amount
December 1, 2018	$150,000
December 1, 2019	250,000
December 1, 2020	500,000
December 1, 2021	1,000,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$4,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount
April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2018	10,000
April 5, 2019	20,000
April 5, 2020	40,000
April 5, 2021	70,000
April 5, 2022	100,000
April 5, 2023	100,000
Total	$365,000
Paid during year ended September 30, 2016	25,000
Balance at September 30, 2016	$340,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$340,000
Paid during the period ended March 31, 2018	0
Balance at March 31, 2018	340,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as investment in mineral lease.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of March 31, 2018.

Lewis Mineral Lease and Option to Purchase

On December 18, 2017, the Company signed a Lease Agreement with Option to Purchase sixteen unpatented mining claims known as the Lewiston Claims and three patented mining claims known as the Hidden Hand, Morris and Casselton Claims, located in the State of Wyoming. The agreement consists of two parts, an option to purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of March 31, 2018.

Helen G Mineral Lease

On March 8, 2018, the Company signed a Lease Agreement for two patented mining claims known as the Helen G. (a/k/a Allen G) and Star Lode Claims, located in the State of Wyoming.

Under the agreement a royalty shall be paid as follows:

●	If the monthly average per troy ounce of gold is over $1,500 the royalty shall be 3.5% of net smelter returns.
●	If the monthly average per troy ounce of gold is greater than $1,400 but less than $1,500, the royalty shall be 3.0% of net smelter returns.
●	If the monthly average per troy ounce of gold is greater than $1,300 but less than $1,400, the royalty shall be 2.5% of net smelter returns.
●	If the monthly average per troy ounce of gold is $1,300 or less the royalty shall be 2.0% of net smelter returns.

No royalties have been incurred as of March 31, 2018.

Lease

In order to maintain its lease the Company shall make a $2,500 advance royalty payments at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company to timely tender the advance royalty payment shall terminate this lease.

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

During the period ended March 31, 2018, the Company issued 4,290,000 shares of common stock for cash of $150,100; 250,000 shares of common stock for services valued at $40,000; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled 39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1,200.00

The following warrants were outstanding at March 31, 2018:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	220,000	$0.02	January 2020

NOTE 5 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard required by ASC 740-10-25-5.

Deferred income tax amounts reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 21% and 34% for the periods ended March 31, 2018 and September 30, 2017, respectively, are as follows:

	March 31, 2018	September 30, 2017
Net operating loss carry forwards	2,523,511	2,282,645
Deferred tax asset	833,231	776,099
Valuation allowance for deferred asset	(833,231)	(776,099)
Net deferred tax asset	—	—

At March, 2018 and September 30, 2017, the Company has net operating loss carry forwards of approximately $2,523,511 and $2,282,645 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2017 to March 31, 2018 was $57,132.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.

In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

As of March 31, 2018, the Company can determine a reasonable estimate for certain effects of tax reform and is recording that estimate as a provisional amount. The provisional remeasurement of the deferred tax assets resulted in a $64,764 reduction in tax assets to $833,231 from an estimate of $897,995 that the assets would have been using a 34% effective tax rate. The provisional remeasurement amount is anticipated to possibly change as data becomes available allowing more accurate estimations of our tax positions.

The Company is subject to federal level income taxes under the jurisdiction of the US, and state level taxes under the jurisdiction of the State of Idaho. The Company is currently in arrears in filing their federal and state tax returns, both jurisdictions statute of limitations of three years does not begin until the tax returns are filed.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at March 31, 2018 and 2017 was $9,050 and $7,227, respectively.

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with an option to purchase with Ben Porterfield, a related party. See Note 3.

NOTE 7 – SUBSEQUENT EVENTS

By Board resolution, the following shares were issued and sold pursuant to a Form D offering plan after the Quarter ended March 31, 2018 to each of the following:

Recipient Name	Shares Issued
S. Karasik	500,000
J. Karasik	200,000
Total	700,000

The following shares were issued after the Quarter ended March 31, 2018 for consultant services rendered as follows:

Recipient Name	Shares Issued
Peter Papasavas	50,000
Total	50,000

 Mineral Mountain is actively evaluating additional properties for mineral development and exploitation, and is seeking additional sources of capital to fund ongoing and prospective mineral development and exploitation operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. In addition to historical financial information, this discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 25, 2018.

Narrative discussions of dollar figures are in thousands, except share and per share data and where the context indicates otherwise.

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

Mineral Mountain also has two leases through its wholly owned subsidiary, Lander Gold Mines, Inc., near Lewiston, Wyoming. In total, it has leases on twenty-two claim blocks (six patented and sixteen unpatented). Aside from the six patented claims, the remainder of the leased claims involve land managed by the Bureau of Land Management. The leased claims are within close proximity to a permitted mill available for processing on a per ton basis.

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

Mineral Mountain’s losses for the six months ended March 31, 2018 were $240,866. The loss is due primarily to increases in operating expenses:: general and administrative expenses of $84,333; legal and professional fees of $63,279; officers and directors fees of $88,186 and exploration expenses of $2,500.

Mineral Mountain’s primary, near term business objective is to raise sufficient capital to retain Mineral Mountain’s current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain has budgeted approximately $300,000 for the year ending September 30, 2018 to cover Mineral Mountain’s accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $250,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain’s land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During the six months ended March 31, 2018, our principal sources of liquidity included cash received from sales of our common stock. We intend to raise new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $154,907 for the six month period ending March 31, 2018. Net cash provided by financing activities totaled $151,300 for the six month period ending March 31, 2018.

Because Mineral Mountain does not anticipate earning revenues from mining operations in the near future, Mineral Mountain must seek additional financing from the public or private debt or equity markets to continue to protect Mineral Mountain’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Premium Exploration, Mr. Ryan, or others will continue to advance funds to Mineral Mountain or that Mineral Mountain’s efforts to obtain additional financing will be successful. Further, there can be no assurance that additional financing will be available on terms acceptable to Mineral Mountain.

As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $2,523,511 at March 31, 2018. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. However, we are actively seeking additional capital. We believe that we will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in obtaining sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Results of Operations

For the Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Net Loss

Net loss for the three months ended March 31, 2018 was $190,482 compared to net loss of $15,263 for the three months ended March 31, 2017.

Operating expenses of $189,216 for the quarter ended March 31, 2018 included general and administrative fees of $49,576, compensation and related benefits (including non-cash compensation of $39,194) of $88,770, professional fees of $48,954, and advance royalty expense of $2,500.

Operating expenses of $15,253 for the quarter ended March 31, 2017 included compensation and related benefits (including non-cash compensation of $0) of $0, professional fees of $0, general and administrative expense of $5,253 and mineral property option expense of $10,000.

Revenues

We recorded no revenues for either the three months ended March 31, 2018 or the three months ended March 31, 2017.

Although we continue to engage in negotiations regarding mineral leasing arrangements, pursue a carefully focused development program, and conduct other activities intended to eventually produce operational revenue in the future, no revenue was recognizable for the periods presented.

General and Administrative Expenses

Compensation and benefits expense increased for the three months ended March 31, 2018 from $0 to $88,186 and includes share based compensation of $0 and $39,194 for the first quarter ended March 31, 2018 and 2017, respectively.

Total general and administrative expenses increased to $49,576 for the quarter ended March 31, 2018 compared to $5,253 for the quarter ended March 31, 2017.

Liquidity and Capital Resources

Our current assets were $1,404 at March 31, 2018. Working capital was a deficit of $70,515 as of March 31, 2018. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company’s cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing. Cash used in operating activities was approximately $154,907 for the quarter ended March 31, 2018.

Contractual Obligations

Other than lease obligations stated above, as of March 31, 2018, we have debts owed of approximately:

☐	$9,050 to John J Ryan, the son of Mineral Mountain’s Vice President; and

☐	$52,868 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

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

Off-Balance Sheet Arrangements

The Company has not undertaken any off-balance sheet transactions or arrangements. We have no guarantees or obligations other than those which arise out of normal business operations.

Recently Issued Accounting Pronouncements

See Note 2 to our Unaudited Condensed Consolidated Financial Statements as of March 31, 2018, included elsewhere in this document.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 2 to our Unaudited Condensed Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and the related disclosures of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions or conditions. The Company’s significant estimates and assumptions include stock-based compensation, the valuation allowance related to the Company’s deferred tax assets revenue recognition, and establishing the fair value of its investments.

Recent Developments

In the six months since Mr. Karasik has taken over as CEO and Chairman, the Company has made significant strides forward. An advantageous lease was executed for the Gyorvary Property and the lease for the Alaska Property was amended so as to reduce the financial burden on the Company. The Company is actively pursuing the leasing of additional property adjacent to the Gyorvary Property as well as staking more claims in the surrounding area. Significantly, the Company’s financial obligations for calendar year 2018 have been substantially reduced from what they were in the audited period, part of which is the result of the Company already raising, during Mr. Karasik’s brief tenure, more than $150,000 in an ongoing private offering.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended March 31, 2018, our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were sales of equity securities by the Company during the Quarter ended March 31, 2018 as identified below. The sales were completed pursuant to a Form D offering filed on or about February 25, 2018.

By Board resolution, the following shares were issued and sold in the Quarter ended March 31, 2018 for a price of $0.05 per share, to each of the following:

Recipient Name	Shares Issued
F. Keller	500,000
M. Reyero	2,000,000
A. Burlock	20,000
R. Schaper	100,000
J. Karasik	100,000
Total	2,720,000

The following shares were issued in the Quarter ended March 31, 2018 for consultant services rendered as follows:

Recipient Name	Shares Issued
Peter Papasavas	250,000
Total	250,000

We filed and claimed an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company

Dated: May 18, 2018	By:	/s/ Sheldon Karasik
Sheldon Karasik
Chief Executive Officer (Principal Executive Officer)

Dated: May 18, 2018	By:	/s/ John P. Ryan
John P. Ryan
Treasurer (Principal Financial Officer and Accounting Officer)