Form 10-Q
period 2018-06-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2018-08-20
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

As of August 17, 2018, there were 60,463,162 shares of the issuer’s common stock outstanding.

Mineral Mountain Mining & Milling Company

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	September 30,
	2018	2017
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,244	$5,011
Total Current Assets	11,244	5,011

OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	126,999	176,818
Total Other Assets	462,999	512,818

TOTAL ASSETS	$474,243	$517,829

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$—	$10,803
Accrued interest	6,199	2,351
Accrued lease payments	10,000	20,000
Notes payable - related party	57,000	57,000
Total Current Liabilities	73,199	90,154

LONG TERM LIABILITIES
Mineral Lease	232,318	212,318
Total Long Term Liabilities	232,318	212,318

TOTAL LIABILITIES	305,517	302,472
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,463,162 and 53,816,162 shares issued and outstanding	60,436	53,816
Additional paid-in capital	2,753,600	2,444,186
Shares to be issued		—
Accumulated deficit	(2,645,310)	(2,282,645)
Total Stockholders' Equity	168,726	215,357
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$474,243	$517,829

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES	$—		$—	$—

OPERATING EXPENSES
Professional fees	7,322	40,000	70,601	40,000
General and administrative	104,440	25	188,784	63,625
Payroll expense	8,747	—	57,739
Mineral property option expense	—	—	—	10,000
Advance royalty expense	—	—	2,500	—
Directors' fees	—	—	39,194	—
TOTAL OPERATING EXPENSES	120,509	40,025	358,818	113,615

LOSS FROM OPERATIONS	(120,509)	(40,025)	(358,818)	(113,615)
OTHER INCOME (EXPENSES)
Interest expense	(1,280)	(193)	(3,847)	(203)
TOTAL OTHER INCOME (EXPENSES)	(1280)	(193)	(3,847)	(203)

LOSS BEFORE TAXES	(121,789)	(40,218)	(362,665)	(113,818)

INCOME TAXES	—	—	—	—

NET LOSS	$(121,789)	$(40,218)	(362,665)	$(113,818)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	59,802,829	52,482,829	58,188,384	51,816,162

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended June 30,
	2018	2017
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(357,625)	$(113,818)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization of lease payments	49,819	—
Common stock issued for services	45,500	40,000
Common stock issued for reimbursement of mineral claim fees	5,040	—
Warrants issued for director' fees	39,194	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(10,804)	—
Increase (decrease) in accrued interest	3,849	203
Decrease (increase) in accrued lease payments	10,000	—
Net cash used by operating activities	(220,067)	(73,615)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	225,100	20,000
Proceeds from note payable	—	20,000
Payment of note payable	—	(6,000)
Proceeds from conversion of warrants	1,200	—
Net cash provided by financing activities	226,300	34,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	6,233	(39,615)

Cash, beginning of period	5,011	40,915

Cash, end of period	$11,244	$1,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—
Common stock issued for mineral option	$—	$336,000
Common stock issued for note payable	$—	$3,000

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2018

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2017.  In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the nine month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2018 and 2017.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company had mineral leases of $126,999 measured at fair value at June 30, 2018.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,645,310. The Company's working capital deficit is $61,955.

Achievement of the Company's objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively control operating and capital costs.

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

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an option to purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $232,318 at June 30, 2018 and $212,318 at September 30, 2017. This was a related party transaction.

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments

Due Before	Amount

December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during year ended September 30, 2016	25,000
Balance at September 30, 2016	$240,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during the period ended June 30, 2018	0
Balance at June 30, 2018	240,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as investment in mineral lease.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of June 30, 2018.

The parties to the Lease Agreement with Option to Purchase agreed to an amendment on August 17, 2018 modifying the payment schedules to accommodate the Company’s efforts to secure additional capital investment for the Caribou Mining Claims resulting in significant savings and flexibility to the Company. See Note 7.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of June 30, 2018.

The parties to the lease amended the payment schedule to defer $7,500 in lease payments indefinitely.

Helen G Mineral Lease

On March 8, 2018, the Company signed a Lease Agreement for three patented mining claims known as the Helen G. (a/k/a Allen G), Mill and Star Lode Claims, located in the State of Wyoming.

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

No royalties have been incurred as of June 30, 2018.

Lease

In order to maintain its lease the Company shall make a $2,500 advance royalty payments at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company to timely tender the advance royalty payment may terminate this lease.

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

During the nine month period ended June 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $225,100; 300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.00.

The following warrants were outstanding at June 30, 2018:

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

The Company files income tax returns in the U.S. federal jurisdiction and the State of Idaho. The Company is currently in arrears in filing their federal and tax returns, both jurisdictions statute of limitations of three years does not begin until the tax returns are filed.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

Significant components of the deferred tax assets at an anticipated tax rate of 34% for the periods ended June 30, 2018 and September 30, 2017 are as follows:

	June 30, 2018	September 30, 2017
Net operating loss carryforwards	2,645,310	2,282,645
Deferred tax asset	899,405	776,099
Valuation allowance for deferred asset	(899,405)	(776,099)
Net deferred tax asset	—	—

At June 30, 2018 and September 30, 2017, the Company has net operating loss carryforwards of approximately $2,645,310 and $2,282,645 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2017 to June 30, 2018 was $123,306.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at June 30, 2018 and 2017 was $9,353 and $7,227, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at June 30, 2018 and 2017 was $53,845 and $15,203, the companies have directors in common.

A family member of an officer provides consulting services to the Company, during the period ended June 30, 2018 $20,300 was paid in cash for consulting, during the period ended June 30, 2017 $12,500 was paid in cash and $3,000 in common stock for consulting.

NOTE 7 – SUBSEQUENT EVENTS

Mineral Mountain is actively evaluating additional properties for mineral exploitation, is securing additional claims at its existing properties and is seeking additional sources of capital to fund ongoing and prospective mineral development and exploitation operations.

On August 17, 2018, the Company agreed to an amendment to Lease Agreement with Option to Purchase, with effect on April 18, 2016, for the Caribou Mining Claims modifying the payment schedules for the lease payments and option to purchase.

Subsequent events have been evaluated through the date the financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Mineral Mountain also has two leases through its wholly owned subsidiary, Lander Gold Mines, Inc., near Lewiston, Wyoming. In total, it has leases on twenty-two claim blocks (six patented and sixteen unpatented). Aside from the six patented claims, the remainder of the leased claims includes land managed by the Bureau of Land Management. The leased claims are within close proximity to a permitted mill available for processing on a per ton basis.

The Company’s goals are: to develop both properties; to effectuate the listing of the Company on the OTCQB Exchange; and to position the Company for a possible acquisition by a major mining company. The short-term goal is to raise funds privately for the immediate development of the Hidden Hand Mine, one of the patented claim blocks the Company leases on the Wyoming property. We estimate that the budget for doing so is $1,804,000; $1,573,000 of that would be for development costs and $231,000 of that would be for operating costs. To the extent commercial mineralization is located and exploited, any resulting profits would then be invested in the development of the Iditarod Gold Project. The two year operational budget for that Project is expected to amount to $2,970,000.

Overview

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain's losses for the nine months ended June 30, 2018 were $362,665. The loss is due primarily to increases in operating expenses: general and administrative expenses of $188,784; legal and professional fees of $70,601; officers and directors fees of $39,194 and exploration expenses of $2,500.

Mineral Mountain's primary, near term business objective is to raise sufficient capital to retain Mineral Mountain's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain has budgeted approximately $300,000 for the year ending September 30, 2018 to cover Mineral Mountain's accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $250,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain's land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During the nine months ended June 30, 2018, our principal sources of liquidity included cash received from sales of our common stock. We intend to raise new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $220,067 for the nine month period ending June 30, 2018. Net cash provided by financing activities totaled $226,300 for the nine month period ending June 30, 2018.

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

 As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $2,645,310 at June 30, 2018. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. However, we are actively seeking additional capital. We believe that we will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in obtaining sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Results of Operations

For the Three and Nine Months Ended June 30, 2018 compared with Three and Nine Months Ended June 30, 2017

Net Loss

Net loss for the three months ended June 30, 2018 was $121,789 compared to net loss of $40,218 for the three months ended June 30, 2017. Net loss for the nine months ended June 30, 2018 was $362,665 compared to net loss of $113,818 for the nine months ended June 30, 2017.

Operating expenses of $120,509 for the three months ended June 30, 2018 included general and administrative fees of $104,440, compensation and related benefits of $8,747, and professional fees of $7,322. Operating expenses of $40,025 for the three months ended June 30, 2017 included professional fees of $40,000 and general and administrative expense of $25.

Operating expenses of $358,818 for the nine months ended June 30, 2018 included general and administrative fees of $188,784, compensation and related benefits of $57,739, professional fees of $70,601, directors’ fees of $39,194 and an advance royalty payment of $2,500. Operating expenses of $113,615 for the nine months ended June 30, 2017 included general and administrative fees of $63,615, professional fees of $40,000, and mineral property option expense of $10,000.

Revenues

We recorded no revenues for either the three and nine months ended June 30, 2018 or the three and nine months ended June 30, 2017.

Although we continue to engage in negotiations regarding mineral leasing arrangements, pursue a carefully focused development program, and conduct other activities intended to eventually produce operational revenue in the future, no revenue was recognizable for the periods presented.

General and Administrative Expenses

Compensation and benefits expense increased for the three months ended June 30, 2018 from $0 to $8,747 as compared to the three months ended June 30, 2017, and for the nine months ended June 30, 2018 compensation and benefits increased from $0 to $57,739 as compared to the nine months ended June 30, 2017.

Total general and administrative expenses increased to $104,440 for the three months ended June 30, 2018 compared to $25 for the three months ended June 30, 2017, and $188,784 for the nine months ended June 30, 2018 compared to $63,615 for the nine months ended June 30, 2017.

Liquidity and Capital Resources

Our current assets were $11,244 at June 30, 2018. Working capital was a deficit of $61,955 as of June 30, 2018. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company's cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing.

Cash used in operating activities was approximately $220,067 for nine months ended June 30, 2018, as compared to $73,615 for the nine months ended June 30, 2017. Cash provided by financing activities was approximately $226,300 for the nine months ended June 30, 2018 compared to $34,000 for the nine months ended June 30, 2017.

Contractual Obligations

Other than lease obligations stated above, as of June 30, 2018, we have debts owed of approximately:

☐ ☐	$9,353 to John J Ryan, the son of Mineral Mountain's Vice President; and

☐ ☐	$53,845 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

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

Recently Issued Accounting Pronouncements

See Note 2 to our Unaudited Condensed Consolidated Financial Statements as of June 30, 2018, included elsewhere in this document.

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

Recent Developments

In the nine months since Mr. Karasik has taken over as CEO and Chairman, the Company has made significant strides forward. An advantageous lease was executed for the Gyorvary Property, the Company acquired through its wholly owned subsidiary additional claims at the Lewiston, Wyoming site and the lease for the Alaska Property was amended so as to reduce the financial burden on the Company, including reducing the Company’s financial obligations as to the Iditarod Gold Project by $160,000 for the 2018 calendar year. The Company is actively pursuing the staking of additional property adjacent to the Gyorvary Property. Significantly, the Company’s financial obligations for calendar year 2018 have been substantially reduced from what they were in the audited period. The Company has also improved its position in part by raising, during Mr. Karasik’s brief tenure, more than $200,000 in an ongoing private offering and getting the Company for anticipated listing on the OTCQB exchange.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended June 30, 2018 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

1. The Company did not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

2. The Company should further improve maintenance and access to a centralized location for current and historical business records.

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2018.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were sales of equity securities by the Company during the quarter ended June 30, 2018 as identified below. The sales were completed pursuant to a Form D offering filed on or about February 25, 2018.

By Board resolution, the following shares were issued and sold in the quarter ended June 30, 2018 for a price of $0.05 per share, to each of the following:

Recipient Name	Shares Issued
J. Karasik	200,000
S. Karasik	1,000,000
J. Ogle	200,000
Total	1,400,000

The following shares were issued in the quarter ended June 30, 2018 for consultant services rendered as follows:

Recipient Name	Shares Issued
Peter Papasavas	50,000
Total	50,000

We filed and claimed an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Mineral Mountain Mining & Milling Company

Dated: August 20, 2018	By:	/s/ Sheldon Karasik
Sheldon Karasik
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)