Form 10-Q
period 2017-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2018-11-29
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes  ☐  No  ☒

As of November 27, 2018, there were 65,024,733 shares of the issuer’s common stock outstanding.

2

Mineral Mountain Mining & Milling Company

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2017	September 30, 2017
	(unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,229	$5,011
Prepaid expense	1,397
Total Current Assets	76,626	5,011
OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	176,818	176,818
Total Other Assets	512,818	512,818
TOTAL ASSETS	$589,444	$517,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$10,803
Accrued interest	3,652	2,350
Accrued lease payments	10,000	20,000
Notes payable - related party	57,000	57,000
Total Current Liabilities	70,652	90,153
LONG TERM LIABILITIES
Mineral Lease	232,318	212,318
Total Long Term Liabilities	232,318	212,318
TOTAL LIABILITIES	302,970	302,471
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
57,516,162 and 53,816,162 shares issued and outstanding, respectively	57,516	53,816
Additional paid-in capital	2,571,987	2,444,186
Accumulated deficit	(2,343,029)	(2,282,645)
Total Stockholders’ Equity	286,474	215,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$589,444	$517,829

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31
	2017	2016
	(unaudited)	(unaudited)
REVENUES	$—	$—
OPERATING EXPENSES
Professional fees	14,325	—
General and administrative	44,757	58,337
TOTAL OPERATING EXPENSES	59,082	58,337

LOSS FROM OPERATIONS
OTHER INCOME (EXPENSES)
Interest expense	(1,302)	—
TOTAL OTHER INCOME (EXPENSES)	(1,302)	—

LOSS BEFORE TAXES	(60,384)	(58,337)

INCOME TAXES	—	—

NET LOSS	$(60,384)	$(58,337)
NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	55,882,829	51,149,495

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2017	2016
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(60,384)	$(58,337)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	(1,397)	—
Increase (decrease) in accounts payable	(2,200)	—
Increase (decrease) in accrued interest	1,302	—
Net cash used by operating activities	(61,282)	(58,337)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	131,500	20,000
Payment of note payable	—	(1,000)
Net cash provided by financing activities	131,500	19,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	70,218	(39,337)
Cash, beginning of period	5,011	40,915
Cash, end of period	$(75,229)	$1,578
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2017

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2017. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Mineral Mountain Mining & Milling Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The above unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information

Accordingly, these unaudited interim consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements and the rules of the SEC. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2017.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods presented. Operating results for the three month period ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ended September 30, 2018.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2017 and 2016.

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

The Company had mineral leases of $232,318 measured at fair value at December 31, 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2017, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,343,029. The Company’s working capital is $5,974.

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

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an option to purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $232,318 at December 31, 2017 and $212,318 at September 30, 2017. This was a related party transaction as additional consideration of 11,200,000 shares of common stock were issued to Ben Porterfield making him an affiliate of the Company.

Option to Purchase

The Option to Purchase (as amended) may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments

Due Before	Amount

December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during year ended September 30, 2016	25,000
Balance at September 30, 2016	$240,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during the period ended December 31, 2017	0
Balance at December 31, 2017	240,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as investment in mineral lease.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of December 31, 2017.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of December 31, 2017.

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

During the three month period ended December 31, 2017, the Company issued 3,700,000 shares of common stock for cash of $145,000 less $13,500 in commissions.

The following warrants were outstanding at December 31, 2017:

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

Significant components of the deferred tax assets at an anticipated tax rate of 34% for the periods ended December 31, 2017 and September 30, 2017 are as follows:

	December 31, 2017	September 30, 2017
Net operating loss carryforwards	2,343,029	2,282,645
Deferred tax asset	796,630	776,099
Valuation allowance for deferred asset	(796,630)	(776,099)
Net deferred tax asset	—	—

At December 31, 2017 and September 30, 2017, the Company has net operating loss carryforwards of approximately $2,343,029 and $2,282,645 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2017 to December 31, 2017 was $20,531.

NOTE 6 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at December 31, 2017 and 2016 was $8,750 and $7,227, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2017 was $51.902 and $0, the companies have directors in common.

A family member of an officer provides consulting services to the Company, during the period ended December 31, 2017, $4,500 was paid in cash for consulting, during the period ended December 31, 2016 $7,500 was paid in cash.

NOTE 7 – SUBSEQUENT EVENTS

Mineral Mountain is actively evaluating additional properties for mineral exploitation, is securing additional claims at its existing properties and is seeking additional sources of capital to fund ongoing and prospective mineral development and exploitation operations. The Company’s long-term goals are: (i) to develop both properties; (ii) to position the Company for a possible acquisition by a major mining company; and (iii) to pursue other business opportunities, both related and unrelated to our existing mining activities with the view of generating cash flow from operations, which our existing mining activities have not accomplished.

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

Under the Helen G lease agreement a royalty shall be paid as follows:

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

No royalties have been incurred as of November 16, 2018.

On August 17, 2018, the Company agreed to an amendment to Lease Agreement with Option to Purchase, with effect on April 18, 2016, for the Caribou Mining Claims modifying the payment schedules for the lease payments and option to purchase.

The Company entered into an equity line of credit purchase agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC, 1173a 2nd Avenue, Suite 126, New York, NY 10065 (the “Investors”) pursuant to which the Company has agreed to issue to the Investors shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million Dollars ($5,000,000.00) (the “Put Shares”), in accordance with the terms of the Equity Purchase Agreement. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company is required to register with the SEC the following shares of Common Stock: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended (the “Securities Act”) relating to the resale of the Put Shares.

By Board of Directors resolution dated January 15, 2018, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled 39,194 at the issuance date and this amount was recorded as equity. Also during the first quarter period 60,000 options were exercised at a price of $.02 for cash in the amount of $1,200.00 by Director Felix Keller. Additionally, the Board of Directors resolution approved an annual salary of $195,000 for the CEO and Chairman, Sheldon Karasik.

There were sales of equity securities by the Company after the quarter ended December 31, 2017 as identified below.

There were additional private placement sales of common equity securities by the Company during the year ending September 30, 2018 as identified below (from January 1, 2018 to September 30, 2018). The sales were completed pursuant to a Form D offering filed on or about February 25, 2018. By Board resolution, the following shares were issued and sold in the year ending September 30, 2018 for a price up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Shares Issued
2/9/2018	Felix Keller	440,000
2/15/2018	Richard Schaper	100,000
2/28/2018	Adam Burlock	20,000
3/8/2018	Jacob Karasik	100,000
4/10/2018	Jacob Karasik	200,000
5/2/2018	Sheldon Karasik	500,000
6/21/2018	Sheldon Karasik	500,000
6/21/2018	Jonathan Ogle	200,000
6/30/2018	Sheldon Karasik	500,000
8/20/2018	Stillmont Advisors	625,000
8/30/2018	Jonathan Ogle	200,000
9/12/2018	Francia Gomez	600,000
9/13/2018	Encore Tickets	250,000

By Board resolution, the following shares were issued and sold from October 1, 2018 through to the filing of this 10-Q for a price of $0.04 or $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Shares Issued
10/1/2018	Francia Gomez	400,000
10/22/2018	Stillmont Advisors	625,000
10/22/2018	Jonathan Ogle	400,000
10/24/2018	Jeffery Ogle	400,000

The following shares were issued during the year ending September 30, 2018 and through to the filing of this 10-Q for services rendered as follows:

Date of Issue	Recipient Name	Shares Issued
1/5/2018	Peter Papasavas – legal services	250,000
2/9/2018	Felix Keller - conversion of warrant	60,000
4/24/2018	Peter Papasavas – legal services	50,000
11/13/2018	Peter Papasavas – legal services	200,000

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

The Company’s goals are: (i) to develop both properties; (ii) to position the Company for a possible acquisition by a major mining company, and (iii) to pursue other business opportunities both related and unrelated to our existing mining activities. In the event that the Company seeks to pursue new business opportunities unrelated to our existing activities, any such efforts will be with the view of hopefully generating cash flow from operations, which our existing mining activities have not accomplished. The short-term goal is to raise funds privately for the immediate development of the Hidden Hand Mine, one of the patented claim blocks the Company leases on the Wyoming property. We estimate that the budget for doing so is $1,804,000; $1,573,000 of that would be for development costs and $231,000 of that would be for operating costs. To the extent commercial mineralization is located and exploited, any resulting profits would then be invested in the development of the Iditarod Gold Project. The two year operational budget for that Project is expected to amount to $2,970,000.

Overview

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain’s losses for the three months ended December 31, 2017 was $60,384. The loss is due primarily to: general and administrative expenses of $44,757 and legal and professional fees of $14,325

Mineral Mountain’s primary, near term business objective is to raise sufficient capital to retain Mineral Mountain’s current mineral properties, to explore them and acquire additional projects, to pay general and administrative expenses, and to pursue other business opportunities both related and unrelated to our existing mining activities. In the event that the Company seeks to pursue new business opportunities unrelated to our existing activities, any such efforts will be with the view of hopefully generating cash flow from operations, which our existing mining activities have not accomplished.

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

During the three months ended December 31, 2017, our principal sources of liquidity included cash received from sales of our common stock. We intend to raise new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $61,282 for the three month period ending December 31, 2017 Net cash provided by financing activities totaled $131,500 for the three month period ending December 31, 2017.

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

As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $2,343,029 at December 31, 2017. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $40,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. However, we are actively seeking additional capital. We believe that we will generate sufficient cash from a public or private debt or equity financing in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in obtaining sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Results of Operations

For the Three Months Ended December 31, 2017 compared with Three Months Ended December 31, 2016

Net Loss

Net loss for the three months ended December 31, 2017 was $60,384 compared to net loss of $58,337 for the three months ended December 31, 2016.

Operating expenses of $59,082 for the three months ended December 31, 2017 included general and administrative fees of $44,757 and professional fees of $14,325. Operating expenses of $58,337 for the three months ended December 31, 2016 consist of general and administrative expense of $58,337.

Revenues

We recorded no revenues for either the three months ended December 31, 2017 or the three months ended December 31, 2016.

Although we continue to engage in negotiations regarding mineral leasing arrangements, pursue a carefully focused development program, and conduct other activities intended to eventually produce operational revenue in the future, no revenue was recognizable for the periods presented.

General and Administrative Expenses

Total general and administrative expenses decreased to $44,757 for the three months ended December 31, 2017 compared to $58,337 for the three months ended December 31, 2016.

Liquidity and Capital Resources

Our current assets were $76,626 at December 31, 2017. Working capital was $5,974 as of December 31, 2017. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company’s cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing.

Cash used in operating activities was approximately $61,282 for three months ended December 31, 2017, as compared to $58,337 for the three months ended December 31, 2016. Cash provided by financing activities was approximately $131,500 for the three months ended December 31, 2017 compared to $19,000 for the three months ended December 31, 2016.

Contractual Obligations

Other than lease obligations stated above, as of December 31, 2017, we have debts owed of approximately:

☐	$8,750 to John J Ryan, the son of Mineral Mountain’s Vice President; and

☐	$51,902.16 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

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

Recently Issued Accounting Pronouncements

See Note 2 to our Unaudited Condensed Consolidated Financial Statements as of December 31, 2017, included elsewhere in this document.

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

Recent Developments

In the one year since Mr. Karasik has taken over as CEO and Chairman, the Company has made significant strides forward. An advantageous lease was executed for the Gyorvary Property, and the Company acquired through its wholly owned subsidiary additional claims at the Lewiston, Wyoming site. The Company is actively pursuing the staking of additional property adjacent to the Gyorvary Property. Significantly, the Company’s financial obligations for calendar year 2018 have been substantially reduced from what they were in the audited period. The Company has also improved its position in part by raising, during Mr. Karasik’s brief tenure, more than $400,000 in an ongoing private offering and the Company gained listing on the OTCQB exchange.

The Company entered into an equity line of credit purchase agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC, 1173a 2nd Avenue, Suite 126, New York, NY 10065 (the “Investors”) pursuant to which the Company has agreed to issue to the Investors shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million Dollars ($5,000,000.00) (the “Put Shares”), in accordance with the terms of the Equity Purchase Agreement. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company is required to register with the SEC the following shares of Common Stock: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended (the “Securities Act”) relating to the resale of the Put Shares.

The net proceeds of the revolving credit line will be used for general corporate purposes, which may include (i) acquisitions, (ii) refinancing or repayment of indebtedness, (iii) capital expenditures and working capital, (iv) investing in equipment and property development (which may include funding associated with exploration), and (v) pursuing other business opportunities both related and unrelated to our existing mining activities. In the event that we seek to pursue new business opportunities unrelated to our existing activities using proceeds from the Equity Purchase Agreement, or from other sources, whether through debt or equity, of which there can be no assurance, we may be required to engage the services of third-parties to assist us in pursuing any potential new opportunities. Any such efforts will be with the view of hopefully generating cash flow from operations, which our existing mining activities have not accomplished.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended December 31, 2017, our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls for the quarter ended December 31, 2017.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were sales of common equity securities by the Company through private placements with accredited or financially sophisticated investors during the quarter ending December 31, 2017 as identified below. By Board resolution, the following shares were issued and sold in the quarter ending December 31, 2017 for a price up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
10/25/2017	Sheldon Karasik	common at .01 per share	$10,000	1,000,000
11/5/2017	Jonathan Ogle	common at .05 per share	$10,000	200,000
11/7/2017	Jacob Karasik	common at .05 per share	$5,000	100,000
11/7/2017	Jeffery Ogle	common at .05 per share	$10,000	200,000
12/4/2017	Jeffery Ogle	common at .05 per share	$10,000	200,000
12/20/2017	Manuel Reyero	common at .05 per share	$100,000	2,000,000

Through this private placement, the securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Mineral Mountain Mining & Milling Company

Dated: November 28, 2018	By:	/s/ Sheldon Karasik
Sheldon Karasik
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

