Form 10-K
period 2018-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-01-15
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
Yes  ☐  No  ☒

The aggregate market value of Common Stock held by shareholders of the Registrant on March 31, 2018 was $6,488,477 based on a $0.11 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

65,619,733 common shares as of January 11, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including risks described in “Risk Factors” and elsewhere in this Annual Report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Annual Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

ITEM 1. BUSINESS

You should read this entire Annual Report carefully, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report, before making an investment decision.

Company Information

Mineral Mountain Mining & Milling Company (hereinafter “Mineral Mountain”, the “Company” or “We”) was incorporated in Idaho on August 4, 1932. The Company’s principal executive offices are located at 13 Bow Circle, Suite 170, Hilton Head, South Carolina 29928, and our telephone number is (917) 587-8153. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company listed on the OTCQB exchange. Our common stock is traded under the symbol “MMMM.” On December 31, 2018, the closing sale price of the common stock on the OTCQB was $.19 per share.

Mineral Mountain is a “smaller reporting company,” as defined by applicable rules of the Securities and Exchange Commission, or SEC pursuant to § 229.10(f)(1), in the Securities Act of 1933. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until we have a public offering, or value attributable to stock held by non-affiliates, of at least $250 million, as measured on the prior March 31st.

The Company’s Recent History and Business

Mineral Mountain is in the business of mineral exploration and development. The Company presently owns or leases two mining project properties, the Iditarod Project located in Flat, Alaska, and the Wyoming Project located in Lewiston, Wyoming.

Beginning in the late 1980’s or early 1990’s, Mineral Mountain was headed by Don Hess for roughly twenty years until his death around 2009, at which time his daughter Delaine (Hess) Gruber took management control over the Company. At that time, the Company held four mining claims located in the Silver Valley near the famous Sunshine Mine. New management was brought in by Delaine Gruber in 2010 with an eye toward moving the Company forward. Between 2010 and 2015, the Company did not generate significant revenues and its assets apparently did not exceed $1 million in any given year. The Company went through name changes in furtherance of business development opportunities. The Company’s name changed from Mineral Mountain to Score Technologies Inc. on October 6, 2014. At this time, the Company was looking to expand into the technology software business because it acquired the rights to and was further developing certain mobile phone video streaming application technology. As a result of a potential conflict with the Score name, the Company changed its name to Multiplexed Encryption Technologies on March 9, 2015. The Company was unable to get a working prototype of the video streaming app approved for application on Apple’s mobile devices. Therefore, on February 1, 2016, the Company changed its name back to the original Mineral Mountain Mining & Milling Co. so that the Company’s management could focus on its core mineral property exploration and development business. This resulted in Mineral Mountain’s involvement in its current projects in Alaska and Wyoming.

The Wyoming Project (known as the “Gyorvary Property”) is located in the Orogenic Gold District approximately 29.5 miles south-southeast of Lander, Fremont County, Wyoming in the southern end of the Wind River Mountain Range in west central Wyoming. The Gyorvary Property is located in the Lewiston Mining District. The Lewiston Mining District is centered on high grade gold bearing veins in the South Pass Greenstone belt. See Figure 1. The Gyorvary property consists of 16 unpatented and 6 patented mining claims. The Project is a near term producer; nearby the mining claims is an existing permitted mill which is available for a processing charge on a per ton basis. The Project has 423 acres with numerous historical mines and near term mining potential.

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

Our Strategy and Opportunity

The Company’s strategy is to identify and invest in mining properties in established precious metal mining zones. We do this in an effort to identify mining assets that provide potentially substantial returns on equity. We intend to use the revenue we generate to fund the exploration and exploitation of present and future mining operations in a cost effective manner. We also intend in the near future to take advantage of additional capital investment opportunities to further our development of existing and future acquired mining properties and pursuing other revenue generating business opportunities. The net proceeds of the revolving credit line which is discussed in this Annual Report will be used for, among other things, general corporate purposes, which may include: (i) acquisitions; (ii) refinancing or repayment of indebtedness; (iii) capital expenditures and working capital; (iv) investing in equipment and property development (which may include funding associated with exploration); and (v) pursuing other business opportunities, both related and unrelated to our existing mining activities. In the event that we seek to pursue new business opportunities unrelated to our existing activities using proceeds from the Equity Purchase Agreement, or from other sources, whether through debt or equity, of which there can be no assurance, we may be required to engage the services of third-parties to assist us in pursuing any potential new opportunities. Any such efforts will be with the view of hopefully generating cash flow from operations, which our existing mining activities have not accomplished.

Our Capital Structure

We have one class of voting common stock. Holders of our common stock are entitled to vote on matters submitted to our stockholders. We have 100,000,000 authorized shares of common stock, of which 65,619,733 (a/o December 31, 2018) are presently outstanding. Additionally we have 10,000,000 shares of preferred stock authorized of which no preferred shares are presently outstanding.

As a result of the common stock that they hold and their placement on the Board of Directors, Sheldon Karasik, our CEO, Chairman and a Director, along with the three independent directors and former executive officers and directors who are affiliates as of December 31, 2018, exercise voting rights with respect to an aggregate of 18,400,000 shares of common stock, which will represent approximately 28.04% of the voting power of our outstanding capital stock as of the date of this Annual Report. Together with the holders of the other closely held shares of common stock, they control more than 50% of the outstanding shares of common stock. As a result, Mr. Karasik has the ability to control the outcome of all matters submitted to our stockholders or Board of Directors for approval, including the election, removal, and replacement of directors and any merger, consolidation, or sale of all or substantially all of our assets. If Mr. Karasik’s employment with us is terminated, he will continue to have the ability to exercise the same significant voting power and potentially control the outcome of all matters submitted to our stockholders for approval.

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

Employees

Mineral Mountain has one full-time employee, its CEO, Sheldon Karasik. From time to time, Mineral Mountain uses several contractors and contract services for exploration as well as administrative functions such as legal, clerical, and bookkeeping. Mr. Karasik expects to devote 160 to 240 hours per month on the Company on a year round basis. Mr. Karasik is responsible for the legal, management, accounting and administrative functions of the Company as well as capital raising and investor relationships.

Government Compliance

Our activities are subject to extensive federal, state and local regulations. These statutes regulate the mining of and exploration for mineral properties, and also the possible effects of such activities upon the environment. Future legislation and regulations could cause additional expense, capital expenditures, restrictions and delays in the development of the Company’s properties, the extent of which cannot be predicted. Also, permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. In the context of environmental permitting, including the approval of reclamation plans, we must comply with known standards, existing laws and regulations that may entail greater or lesser costs and delays, depending on the nature of the activity to be permitted and how stringently the regulations are implemented by the permitting authority. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of any specific property.

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

The Company’s primary, near term cost of compliance with applicable environmental laws during exploration may rise in connection with the reclamation of drill holes and access roads. Drill holes typically can be reclaimed for nominal costs. For example, the Bureau of Land Management, an agency of the U.S. Department of Interior has promulgated surface management regulations which govern drill hole and access road reclamation on Bureau of Land Management lands. Similar regulations can be expected to be complied with on the Company’s lands which are on U.S. Forest Service lands, or state property for which we have been issued mineral licenses.

As the Company has yet to conduct any road construction or drilling programs, neither drill hole nor access road reclamation costs have been incurred. Drill hole reclamation costs would only be incurred if drilling were completed. These costs could vary from a few hundred to a few thousand dollars per drill hole site. Whereas roads will not be built until the Company’s exploration programs are more advanced, drill road reclamation costs will vary according to the amount of road construction, which the Company cannot estimate at this time. Once a plan of exploration has been submitted and where drill holes or access roads will be undertaken, the Company will be required to post reclamation bonds. It is difficult to estimate what the cost of such bonds will be, since the bonding requirements are unique to the proposed exploration plan. However, it is a reasonable assumption that in some circumstances these bonds may be a significant percentage of the exploration costs.

Competition

We compete with other exploration and mining companies to acquire and maintain favorable land positions. We protect the properties we own by complying with regulations and staying current on all fee requirements relating to our properties.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report, including “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” and the consolidated financial statements and the related notes included elsewhere in this Annual Report, before deciding whether to invest in shares of our common stock. If any of the following risks actually occurs, our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Unless otherwise indicated, references to our business being seriously harmed in these risk factors will include harm to our business, reputation, financial condition, results of operations, revenue, and future prospects. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to our Business

We have had no production history. As such we don’t know if we will ever generate revenues. If we don’t, you may lose your investment.

Since our incorporation, we have no history of producing minerals. We have no operating history upon which an evaluation of our future success or failure can be made. We currently have no mining production operations of any kind. Our ability to achieve and maintain profitable mining operations is dependent upon a number of factors, including:

●	our ability to locate an economically feasible mineral property; and
●	our ability to either attract a partner to operate, or to successfully build and operate mines, processing plants and related infrastructure ourselves.

We are subject to all the risks associated with establishing new mining operations and business enterprises. We may not successfully establish mining operations or profitably produce gold or other metals at any of our properties. As such, we do not know if we will ever generate revenues. If we don’t generate revenues, you may lose your investment in our common stock.

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

As an exploration stage company, our work is highly speculative and involves unique and greater risks than are generally associated with other businesses. We cannot know if our properties contain commercially viable ore bodies or reserves until additional exploration work is done and an evaluation based on such work concludes that development of and production from the ore body is technically, economically and legally feasible. We are subject to all of the risks inherent in the mining industry, including, without limitation, the following:

●	Success in discovering and developing commercially viable quantities of minerals is the result of a number of factors, including the quality of management, the interpretation of geological data, the level of geological and technical expertise and the quality of land available for exploration;
●	Exploration for minerals is highly speculative and involves substantial risks, even when conducted on properties known to contain significant quantities of mineralization, and most exploration projects do not result in the discovery of commercially mineable deposits of ore;
●	Operations are subject to a variety of existing laws and regulations relating to exploration and development, permitting procedures, safety precautions, property reclamation, employee health and safety, air and water quality standards, pollution and other environmental protection controls, all of which are subject to change and are becoming more stringent and costly to comply with;
●	A large number of factors beyond our control, including fluctuations in metal prices and production costs, inflation, the proximity and liquidity of precious metals and energy fuels markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection, and other economic conditions, will affect the economic feasibility of mining;
●	Substantial expenditures are required to establish proven and probable ore reserves through drilling, to determine metallurgical processes to extract the metals from the ore and, in the case of new properties, to construct mining and processing facilities; and
●	If we proceed to development of a mining operation, our mining activities could be subject to substantial operating risks and hazards, including metal bullion losses, environmental hazards, industrial accidents, labor disputes, encountering unusual or unexpected geologic formations or other geological or grade problems, encountering unanticipated ground or water conditions, cave-ins, pit wall failures, flooding, rock falls, operations being interrupted by normal seasonal weather patterns, periodic interruptions due to inclement weather conditions or other unfavorable operating conditions and other acts of God. Some of these risks and hazards are not insurable or may be subject to exclusion or limitation in any coverage which we obtain or may not be insured due to economic considerations.

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

We, like other exploration companies doing business in the United States, are subject to a variety of federal, state and local statutes, rules and regulations designed:

●	to protect the environment, including the quality of the air and water in the vicinity of exploration, development and mining operations;
●	to remediate the environmental impacts of those exploration, development and mining operations;
●	to protect and preserve wetlands and endangered species; and
●	to mitigate negative impacts on certain archeological and cultural sites.

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

Title to our mineral properties may be defective. If our title is defective we will not be able to explore for mineralized material. This could cause us to cease operations or terminate operations in their entirety in which case you will lose your investment.

The interests in our properties located in the United States are in the form of patented and unpatented mining claims in Wyoming, and in the form of State of Alaska mining claims in Alaska. Patented mining claims are similar to fee simple ownership. Unpatented mining claims are unique property interests, in that they are subject to the paramount title of the United States of America and rights of third parties to certain uses of the surface and to minerals within their boundaries, and are generally considered to be subject to greater title risk than other real property interests. The validity of all unpatented mining claims is dependent upon inherent uncertainties and conditions. These uncertainties relate to matters such as:

●	The existence and sufficiency of a discovery of valuable minerals, required under the U.S. 1872 Mining Law to establish and maintain a valid unpatented mining claim;
●	Proper posting and marking of boundaries in accordance with the 1872 Mining Law and applicable state statutes;
●	Whether the minerals discovered were properly locatable as a lode claim or a placer claim;
●	Whether sufficient annual assessment work has been timely and properly performed; and
●	Possible conflicts with other claims not determinable from descriptions of record.

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

Any activities which we conduct on the surface of our unpatented mining claims (including State of Alaska claims) are subject to compliance with and may be constrained or limited by Bureau of Land Management, Forest Service, or State of Alaska surface management regulations (in addition to the environmental and other statutes and regulations discussed above). In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. For example, in the past the Forest Service considered adoption of a “Roadless Initiative” which would have prohibited the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried roadless areas within the National Forest System. Our Wyoming property is located in the National Forest and may be impacted by such “Roadless Initiatives.” As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there may not be sufficient surface land available for the ancillary facilities necessary to develop the mine. Compliance with the foregoing regulations could be expensive, causing us to not develop certain areas.

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

We have one full-time employee and are dependent on our directors, officers and third-party contractors.

We have one full-time employee and rely heavily and are wholly dependent upon the personal efforts and abilities of our officers and directors, each of whom devotes less than all of his time and efforts to our operations. The loss of any one of these individuals could adversely affect our business. We do not have written employment agreements with any of our officers or directors or maintain insurance on any of them. We may not be able to hire and retain such personnel in the future.

Because the price of metals fluctuate, if the price of metals for which we are exploring decrease below a specified level, it may no longer be profitable to explore for those metals and we will cease operations.

Prices of metals are determined by some of the following factors:

●	expectations for inflation;
●	the strength of the United States dollar;
●	global and regional supply and demand; and
●	political and economic conditions and production costs in major gold metals producing regions of the world.

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

The possibility of an individual prospect having reserves as defined under the Securities Act Industry Guide 7 is extremely remote.

“Material reserves” is defined under Securities Act Industry Guide 7 as “that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.” The possibility that an individual prospect will have material reserves is extremely remote. There is a possibility that all of our interests in prospects will not contain any material reserves and that all our exploration expenses may not be recovered.

As lenders, a minority shareholder of the Company and his affiliates, and a third party, are or may be entitled to demand immediate repayment of their notes outstanding.

The terms of the loan from John J. Ryan provides that it is due and payable immediately on demand. The loans from Premium Exploration (as discussed below under ‘Certain Relationships and Related Transactions, and Director Independence’) provide that they are due and payable immediately upon default as defined in the terms of the notes. If Mr. Ryan chooses to exercise this right, the Company may be unable to procure the cash necessary and may need to liquidate some of its assets in order to make such payment and as a result may adversely impact operations. However, the Company believes that Mr. Ryan will not exercise such right.

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

The offering price of our common stock may vary from the market price of our common stock after the offering. If you purchase shares of common stock, you may not be able to resell those shares at or above the offering price. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

●	quarterly variations in operating results;
●	changes in financial estimates by securities analysts;
●	changes in market valuations of other similar companies;
●	announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures;
●	additions or departures of key personnel;
●	any deviations in net revenue or in losses from levels expected by securities analysts; and
●	future sales of common stock.

In addition, the stock market has experienced volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Because our securities trade on the OTCQB, your ability to sell your shares in the secondary market may be limited.

The shares of our common stock are listed and principally quoted on the OTCQB. Because our securities currently trade on the OTCQB, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

The Company and our future activities could be subject to SEC laws, regulations and enforcement actions which could adversely affect our future operations.

The shares of our common stock are currently listed on the OTCQB. They were previously listed on the OTCMKTS and the regional Spokane Stock Exchange. The Company, in consultation with the SEC, has taken steps to become current with all reasonable reporting requirements of the Act. If, however, the SEC requires the Company to undertake additional historical reporting pursuant to Section 13 or Section 15(d) of the Act, the Company could be required to dedicate further financial and employee resources to resolve any outstanding issues, which could affect our earning power.

Because we did not file financial reports covering the period from 2005 through September 30, 2015, the Company and our future activities could be subject to SEC laws, regulations and enforcement actions which may affect our future operations.

The shares of our common stock are currently listed on the OTCQB. They were previously, since at least 2005, listed and principally quoted on the OTCMKTS (previously known as “Pink Sheets”) until 2018. Our securities previously traded on the regional Spokane Stock Exchange until 1991. If, however, the SEC is not satisfied with the Company’s corrective reporting activity, the Company could be required to dedicate additional financial and employee resources to resolve any outstanding issues. Consequently, application of and compliance with historical reporting requirements pursuant to Section 13 or Section 15(d) of the Act may require significant capital outlays, significantly affect our earning power, or cause material changes in our intended activities.

Because our shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange or NASDAQ, the equity security also would constitute a “penny stock.” As our common stock falls within the definition of penny stock, the ability of broker/dealers to sell our common stock and the ability of shareholders to sell our common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. Trading in our common stock may be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

 A large number of shares will be eligible for future sale and may depress our stock price.

Our shares that are eligible for future sale may have an adverse effect on the price of our stock. As of December 31, 2018 there were 65,619,733 shares of our common stock outstanding. The average trading volume for the three months prior to September 30, 2018 was less than 50,000 shares per day. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

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

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors’ approval. Our articles of incorporation authorize our board of directors to issue common or preferred stock without shareholder approval. If our board of directors elects to issue common or preferred stock, it could be more difficult for a third party to acquire control of us, even if that change of control might be beneficial to shareholders.

You should rely only on statements made in this Annual Report in determining whether to purchase our shares, not on information in public media that is published by third parties.

You should carefully read and evaluate all the information in this Annual Report. In the future, we may receive a high degree of media coverage. This includes coverage that is not attributable to statements made by our officers or employees or incorrectly reports on statements made by our officers or employees. In addition, coverage may be misleading if it omits information provided by us, our officers, or employees or public data. You should rely only on the information contained in this Annual Report in determining whether to purchase our shares of common stock.

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

We are a smaller reporting company, and, for as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “smaller reporting companies,” including but not limited to:

●	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

●	any action asserting a breach of fiduciary duty;

●	any action asserting a claim against us arising under the Idaho general corporation law, our certificate of incorporation, or our bylaws; and

●	any action asserting a claim against us that is governed by the internal-affairs doctrine.

Risks Related to the Equity Financing Agreement

Pursuant to the terms of the Equity Purchase Agreement, a large number of shares may be eligible for future sale and may depress our stock price or dilute the value of outstanding shares.

The Company anticipates receiving proceeds from our initial sale of shares to CBP pursuant to the Equity Financing Agreement. The Company may sell shares to CBP at a price equal to 75% of the lesser of (1) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period beginning on the date on which we deliver a put notice to CBP (the “Market Price”) or (2) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period following the Clearing Date of the put notice (“Valuation Price”). To the extent that the shares are sold at a discount of 25% to the fair market value, the use of the equity line could result in the dilution of the value of the outstanding common shares or in the depression of the stock price.

Pursuant to the terms of the Equity Purchase Agreement, the Company may not have the capacity to draw the full amount of $5 million from the equity line.

The Company anticipates receiving proceeds from our initial sale of shares to CBP pursuant to the Equity Financing Agreement. The Company may sell shares to CBP at a price equal to 75% of the lesser of (1) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period beginning on the date on which we deliver a put notice to CBP (the “Market Price”) or (2) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period following the Clearing Date of the put notice (“Valuation Price”). There is a minimum of twenty (20) trading days between purchases. Furthermore, there is a cap of the lesser of $100,000 or 150% average daily trading value (the average trading volume during the fifteen (15) trading days preceding the date of the put notice multiplied by the lowest trading price during this period) for each equity line draw down. Over the 24 month term of the equity line, the Company may not have the ability to fully draw and utilize the entire $5 million credit line due to the terms, conditions and limitations in the Equity Purchase Agreement.

We have broad discretion in how we may use the net proceeds from the equity credit line, and we may not entirely use them for mining activities.

The Company has received numerous inquiries relating to mineral and non-mineral business opportunities, including but not limited to mergers and acquisitions. The Company investigates and evaluates all such inquiries. The net proceeds of the revolving credit line from the sale of the Securities to CBP which this Annual Report relates is intended by the Company to be used for, among other things, general corporate purposes, which may include: (i) acquisitions; (ii) refinancing or repayment of indebtedness; (iii) capital expenditures and working capital; (iv) investing in equipment and property development (which may include funding associated with exploration); and (v) pursuing other business opportunities, both related and unrelated to our existing mining activities. In the event that we seek to pursue new business opportunities unrelated to our existing activities using proceeds from the Equity Purchase Agreement, or from other sources, whether through debt or equity, of which there can be no assurance, we may be required to engage the services of third-parties to assist us in pursuing any potential new opportunities. Any such efforts will be undertaken with a view toward generating cash flow from new operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This section is not applicable as the Company is not an accelerated filer, a large accelerated filer as defined in Rule 12b-2 of the Exchange Act (§240.12b-2 of this chapter), or a well-known seasoned issuer.

ITEM 2. PROPERTIES

Gyorvary Property located in Lewiston, Fremont County, Wyoming

1. Location

The Gyorvary Property is located approximately 29.5 miles south-southeast of Lander, Fremont County, Wyoming in the southern end of the Wind River Mountain Range in west central Wyoming. The Gyorvary Property is located in the Lewiston Mining District. The Lewiston District is centered on high grade gold bearing veins in the South Pass Greenstone belt. See Figure 1. The Gyorvary property consists of 16 unpatented and 6 patented mining claims comprising 423 acres or 171 hectare. The Company is staking a substantial number of additional claims in the area. Patented mining claims are effectively fee simple private ownership and we believe are highly desirable as they are subject to less restrictive permitting and regulatory issues.

2. Option Agreements

A Lease Agreement with Option to Purchase Agreement between Lander Gold Mines, Inc., a wholly owned subsidiary of Mineral Mountain, and Stephen Gyorvary was entered into on December 14, 2017. The lease includes three patented claims under Mineral Survey #338 which are called the Hidden Hand, Morris and Casselton. Additionally, there are sixteen unpatented lode mining claims included in the lease. The lease entitles Mineral Mountain the exclusive and unrestricted right to explore, mine and mill, and conduct development on the property and to use all facilities including all equipment, structures and infrastructure on the property. The lease also permits the use of the mill in accordance with customary charges. There is a 3% Net Smelter Royalty (NSR) due to Steven Gyorvary on all material processed without regard to whether the Option to Purchase is exercised.

In March 2018, the Company signed a Lease Agreement dated March 8, 2018 for an additional 43.3 acres of 3 patented mining claims known as the Helen G, Mill and Star Lode mining claims, located near the Lewiston claims in the State of Wyoming. The Agreement is for an initial 5 year term and may be extended indefinitely by the Company. It requires the payment of an annual lease payment of $2500 and further payment of royalties of between 2% and 3.5% depending on the price of gold.

Figure 1: Lewiston, Wyoming Location Map

3. Access

The property is accessed by driving south on highway US-287 from Lander, Wyoming, 8.7 miles to highway WY-28, access to the Atlantic City. Travel 17.4 miles southwest on WY-28 (Dickerson Ave) and then turn south (left) on Dickerson Ave, Fort Stombaugh Loop, Prairie Breeze Roads and travel 13.1 miles southeast to Lewiston. The Gyorvary Property then can be accessed by a network of unimproved 4-wheel drive roads which provide access to most of the property.

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

5. Mining Claims

The Gyorvary Patents and Unpatented Lode Mining Claims are located in T28N, R98W, Sections 4,5,8 and T29N, R98W, Sections 33 and 34, 6th Principle Meridian, Fremont County, Wyoming. There are 16 unpatented lode mining claims and 3 patented mining claims totaling approximately 380 acres or 154 hectare. Patented mining claims are effectively fee simple private ownership and are highly desirable as they are subject to less restrictive permitting and regulatory issues. The three Helen G, Mill and Star Lode patented mining claims are strategically located in the same area.

Figure 2: Hidden Hand Mine Area Map Southeast of Atlantic City, Wyoming

The patented mining claims are as follows:

Mineral Survey #338	Helen G Lease
Hidden Hand	Helen G
Morris	Mill
Casselton	Star Lode

The unpatented claims on federal lands open to mineral entry that are listed as active by the Bureau of Land Management LR2000 are as follows:

Good Foot	Miracle
Jerry Dain	Good Hole
Jerry Dain #2	Magyar Aranyaso
Jerry Dain #3	Mighty Nemo
Good Hope	Atkins
Veta Grande	Boylan
Hidden Hand Frac	McKay
Amanda Lode	JDW

6. Geology

The rocks in the South Pass area are Archean sediments and volcanic rocks that were deposited more than 2.8 billion years ago (D. Hausel). These rocks were metamorphosed over time to create greenstones, greywackes and metagreywackes that are seen today. The Lewiston area is located opposite and is the east limb of the synform of the Atlantic City-South Pass regional camp (C.S. Bow Anaconda Report). The gold bearing shear zones in the Lewiston District occur in chloritized hematinic metagraywacke of the Miners Delight Formation (D. Hausel, 1988). The lode gold deposits of this area are focused along the shear zones or faults. The strike trending shear zones of the Lewiston District parallel fold limbs in the metagreywackes and are thought to have formed during regional folding, (D. Hausel). Cross cutting shears or faults are poorly mineralized. The strike trending shears are mineralized and can be traced for greater than 3 miles along strike with rich ore shoots occurring in fold closures, with much of the strike exposure covered. Dan Hausel believes there are rich ore shoots hidden below cover that require exploration work to identify in the area of the Hidden Hand Mine. There has been no testing of continuity down dip with the deepest mines in the district not much more than 100 feet deep which are currently not accessible.

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

9. Mary Ellen Mill

The Mary Ellen Mill is located 10 miles northwest from Lewiston, Wyoming and owned by Steve Gyorvary. The Mary Ellen Mill is located on BLM lands and operates under Wyoming DEQ Permit #6385. The mill is a gravity and floatation circuit that has the through-put capacity of 2 to 3 tons per hour. The gold recovery of the gravity circuit is 60% and the gold recovery of the floatation and gravity circuit is up to 92% based on communication with Stephen Gvorvary. Based on test work done by Hazen Labs from Denver, Colorado, the optimal recovery for gold is obtained by getting the ore ground to 80%, passing 65 mesh size. The mill circuit operates as follows:

●	the ore is crushed by passing through a jaw and roll crusher;
●	it is stored in a 50 ton fine ore bin;
●	the material is then fed through a scoop feed into a 4’x5’ Denver ball mill;
●	the material runs through a coarse gold jig and over a Wilfley table to collect the coarse gold;
●	the material goes to a size classifier;
●	the underflow (material coarser than 65 mesh) gets re-circulated for grinding in the ball mill; and
●	the overflow (material finer than 65 mesh) goes to the floatation cells to create a gold concentrate.

The reduction ratio based on communication with Gyorvary is 60 to 1. It is believed that concentrate averages 17 ounces gold per ton.

Figure 3: Claim Map- Patented Claims Yellow, Gyorvary Unpatented Claims Blue

10. Property Acquisitions

Over the course of the next 12 months, we staking or acquiring through lease arrangements additional claims to the north and south of the Gyorvary Property to control the other historic mines including the Mint, Good Hope, Bullion, Iron Duke, Irish Jew and Wolf Mine to the north. It should be noted that other companies such as Newmont Mining, Nugget Gold, Quincy Energy and others had district land positions so exploration could be conducted district wide.

11. Surface Exploration

Over the course of the next 6 to 18 months, we further intend to: (1) complete a thorough geochemical sampling program with rock, soil and stream sediment sampling done systematically to cover the district to identify all anomalous gold occurrences; (2) conduct detailed sampling and mapping of the known gold occurrences; (3) conduct a high resolution, close line spacing, magnetic survey of the district, and (4) create and undertake drill targets for core drilling so as to create definable resources.

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

Once a resource has been determined, mining and milling of the ores is anticipated to occur on site to test the metallurgy and recovery of gold from the ores as a prelude to a full-scale commercial operation. Gyorvary has had test work done by Hazen Labs of Denver, Colorado, and the results of this test work are available to the Company. Mineral Mountain is evaluating whether to conduct additional metallurgical test work by a lab of its choosing to confirm the results of Hazen Labs.

13. Preliminary Mine Rehabilitation and Exploration Plan

The Gyorvary Property has multiple streams of mineral material feed present. Mineral Mountain plans to reopen the Hidden Hand Shaft by re-timbering the old shaft. Assuming the work is successful in repairing the shaft, the Company has outlined a plan to drive new drift along the Hidden Hand vein and to cut drill stations in order to drill short holes along strike and at depths of perhaps 100 feet to 200 feet below the lowest level of the Hidden Hand. These drill holes will target the downward projections of existing ore shoots that are identified from sampling and mapping on the number one level.

14. Bureau of Land Management

Use of the surface of our unpatented mining claims is subject to regulation, the cost of compliance with which could delay or prevent us from proceeding with exploration. Any activities which we conduct on the surface of our unpatented mining claims are subject to compliance with and may be constrained or limited by Bureau of Land Management or Forest Service surface management regulations and state environmental requirements. In addition, there are limits to the uses of the surface of unpatented mining claims, particularly for the types of facilities which would be ancillary to our mining operations, and both the Bureau of Land Management and the Forest Service have some degree of discretion in allowing the use of federal lands that might adjoin any of our unpatented mining claims for surface activities which we would need for exploration, development and mining operations. For example, in the past the Forest Service considered adoption of a “Roadless Initiative” which would have prohibited the construction of new roads or the re-construction of existing roads in 43 million acres of inventoried road-less areas within the National Forest System. All of the Company’s Wyoming properties are located in or near the National Forest and may be impacted by such “Roadless Initiatives.” As a result, there can be no guarantee that we will be able to obtain the access necessary to conduct required exploration, development or ultimately mining activities on those properties. In addition, to the extent we progress towards the development of a mine at any of our properties, there may not be sufficient surface land available for the ancillary facilities necessary to develop the mine. Compliance with the foregoing regulations could be expensive, causing us to delay or not develop certain areas.

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

There has been little lode mining in the area. The most productive mine, the Golden Horn, which was founded in 1921, shipped a little over 500 tons of ore containing gold grades of about 5 ounces per ton to the Tacoma smelter in the 1920’s and 1930’s.

The area has attracted industry attention because of the substantial production of placer gold from a comparatively small area and postulated favorable geology for the development of economic lode gold deposits. Regional exploration has been conducted by the U.S.G.S. and the U.S.B.M. until the 1960’s and some additional work was done by Union Carbide in the 1970’s, WGM in the 1980’s, and Placer Dome in the 1990’s. Exploration included geological mapping, trenching, rock and soil sampling, drilling, an airborne magnetic and VLF survey, ground magnetic surveys, and initial mineral resource estimates on the Golden Horn Mine.

2. Iditarod Project

Mineral Mountain has acquired the Iditarod Gold project located in the historic Kuskokwim Gold Belt of Southwest Alaska. The Iditarod Project is on State of Alaska land and covers an area of 16.5 square miles. The target is a bulk tonnage open pit gold resource in the prolific Kuskokwim Gold Belt.

The Iditarod Project covers geochemical anomalies of gold and antimony in rocks and soils and the project overlays a large magnetic anomaly that was defined by a 2011 airborne geophysical survey of the Alaska Division of Geological & Geophysical Survey (DGGS). The claim block also contains identified gold prospects (Golden Ground & Nelson Prospect). The project is located close to Flat, Alaska which is Alaska’s third largest placer district by production. The presence of placer gold is often a good indication of bedrock enrichment.

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

3. Iditarod Target

Ben Porterfield identified an intrusive related gold target adjacent to the Flat placer gold district based on airborne magnetic data that was collected by the State of Alaska in 2011. The State of Alaska collected airborne data over State lands in gold trends throughout Alaska and the Flat work identified a strong magnetic anomaly four miles northeast of Flat. We believe this magnetic anomaly alone is important because the magnetic signatures of gold systems in the Tintina Gold Belt are almost always associated with magnetic highs. The Iditarod target is enhanced by the geochemistry of rocks and soils that show strong results of antimony, bismuth, and arsenic, all pathfinder elements in the large intrusive related gold systems in Alaska and the Yukon. The geology of the magnetic anomaly is also a strong indication of mineralization as the rock is hornfel – the Kuskokwim sediments have been thermally altered by an underlying heat source – in this case Ben Porterfield and Mineral Mountain suspect a large Tombstone Granite that is gold mineralized is the cause of the magnetic anomaly and the hornfel sediments.

The Iditarod target has the following characteristics that make it a prime drill target – proximity to the 3rd largest placer district in Alaska (Flat), rock and soil samples that have elevated pathfinder (Bi, Sb, and As) elements in addition to gold mineralization, a strong magnetic high anomaly from airborne geophysics, there are two named gold prospects in the claim block, Nielson Ground and Golden Prospect (State of Alaska report), and finally the geology of the area is strong hornfel with veining and silicification. An additional consideration is that Iditarod is 35 miles from a 45 million ounce gold deposit – Donlin Creek. There are numerous reports on work done by gold exploration companies over a thirty-year period in the Flat district on Doyon land and federal mining claims that points to a large gold system in the Flat District. Mineral Mountain believes that the Iditarod ground holds a large disseminated intrusive related gold system.

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

5. Land Holdings

The property is located on State of Alaska land is held by State of Alaska claims. Mineral Mountain holds rights to 66 state mining claims, each claim is 160 acres. It owns 36 of the claims and leases another 30. The leased claims contain an option to purchase from the lessor, Ben Porterfield. The terms of the lease comprise escalating payments to Porterfield with a work commitment on the property. The State of Alaska requires an Affidavit of Work Performed on the property or a payment to the State of Alaska in lieu of work to be submitted by November 30th of each year. The State further requires a yearly payment for holding the State Claims.

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

The Iditarod-Nixon Fork Fault, a major, trending strike-slip fault with 20 to 70 miles northeast of right lateral displacement, follows Bonanza Creek on the south side of the Iditarod district. The major displacement is Late Cretaceous to Early Tertiary in age. Late Cretaceous to Tertiary intrusive igneous rocks are found throughout the Kuskokwim region, but they appear to be concentrated near major faults. The intrusives generally range in composition from gabbro to monzonite or quartz monzonite and show considerable compositional variation within individual plutons. Many are zoned with mafic margins and more felsic cores. At the present erosion level, only the upper portions of most intrusives have been exposed. Many lode and placer metal occurrences in the lower Kuskokwim region are associated with these intrusives or the extensive hornfel aureoles that commonly border them. The metals recovered are predominately gold, silver, tungsten, antimony, arsenic, and mercury. Some tin, platinum, and uranium minerals have been noted in placer concentrates. Felsic volcanic rocks of Eocene age occur locally along the Iditarod-Nixon Fork Fault and along fold structures. Molybdenum mineralization has been observed in a few felsic intrusives of uncertain age within the region. Kuskokwim Group sedimentary rocks near Flat have been intruded by two monzonite plutons known as the Chicken Mountain and Black Creek Stocks plus lesser dikes and plugs. The sedimentary section, which tends northeast, consists of dark-grey to black shale, siltstone, sandstone, and arkose with minor conglomerate and coal. Adjacent to the intrusives, these rocks are commonly converted to argillite and hornfel. The hornfel zone commonly extends to a least 1,000 feet from the contact and tends to weather in positive relief.

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

Alteration is most pronounced adjacent to structures such as veins and faults. Sedimentary wall rocks are commonly hornfeled and, in places, silicified adjacent to the monzonite stocks. Despite the generally unreactive nature of the sediments, there is a wide zone of strong hydrothermal alteration in wall rocks along the southeastern contact of the Black Creek stock. There are significant gold values in zones containing quartz veins and veinlets in the heads of Flat, Chicken, and Happy Creeks.

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

7. Placer Production

Gold was discovered near Flat on Christmas Day, 1908, when two prospectors from Ophir found values on Otter Creek at what is now the town site of Discovery. There was little mining around Flat during 1909 as news of the find leaked out slowly, but more than 2,000 people arrived in 1910 with equipment and supplies. The first dredge was installed on Flat Creek in 1912 and by 1915 there were 27 mining operations, including two dredges. A yearly account of mining activity is available from the U.S. Geological Survey (see reports by Brooks, Martin, Moffit, and Smith) and the U.S. Bureau of Mines (see Smith reports). The following data are from these sources. The years 1911 and 1912 were most productive, yielding approximately 120,000 and 169,000 troy ounces of gold respectively. Between 1913 and 1920 annual production ranged from 70,000 to 97,000 troy ounces. Placer recoveries waned between 1920 and 1933 to less than 25,000 ounces per year due to water shortages, transportation difficulties, and early freeze-ups. Increased output, which persisted until World War II, followed the 1934 rise in gold prices from $20.67 to $35.00 per ounce. Production again recovered after a sharp drop in 1943 and 1944 when gold mining activities were halted by the War Production Board. Total production to 1966, which is the latest figure available, was about 1.3 million troy ounces of gold.

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

8. Lode Production

Lode production from the Flat district is limited. Ore from quartz stringers at the head of Flat Creek with a “considerable amount of gold” was shipped to Tacoma in 1915 (Brooks, 1915). Other lode prospects are at the heads of Happy and Granite Creeks and in the Black Creek-Golden Horn Mine area. The Golden Horn Mine was the district’s most productive lode source. This vein deposit, discovered in 1921, was first mined in 1922, and ore shipments were made that year and also in 1925, 1936, and 1937. A total of 528 tons of ore shipped to the smelter at Tacoma contained 2,706 ounces of gold, 2,620 ounces of silver, 9,336 pounds of lead and 653 pounds of zinc.

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

9. Previous Work

Many investigators have worked in the Flat Block. Numerous government studies have identified geology in this area as potentially favorable for viable lode sources of gold. Between 1910 and 1930, U.S. Geological Survey (“U.S.G.S.”) investigators of the area included Brooks, Eakin, Maddren, Martin, Mertie, Moffit, and Smith. Valuable information on production, bedrock geology, placers, and lode potential was recorded by these investigators. More recently, the U.S.B.M. conducted studies which supported the conclusion that this is a favorable location with potential viable lode sources of gold (see investigations by Kimball, 1969, and Maloney, 1962). The district was the subject of a joint U.S.G.S., Alaska Division of Geological and Geophysical Surveys, and University of Alaska investigation that led to several State publications. Kimball’s work involved the evaluation of lode gold in the monzonite stocks, using a gasoline-powered track-mounted auger, and even though only gold and silver were measured and the five to twelve pound samples were probably too small to accurately represent bedrock gold values, the results favored further exploration. Maloney was concerned with mercury-antimony potential, and most of his samples were from trenches cut in the Black Creek and upper Chicken Creek areas. The U.S.G.S., Alaska Division of Geological and Geophysical Surveys, and University of Alaska have for several years been studying the Flat area. These consist of both regional and detailed studies. Reports discussing this work have been published, including the State of Alaska Professional Paper 97.

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

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTCQB market under the symbol MMMM. Our common stock has traded infrequently on the OTCQB market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Pink market for the calendar years 2016 through August, 2018. The quotations from the OTC Pink market reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2016		2017		2018
	High	Low	High	Low	High	Low
1st Quarter	$0.04	$0.03	$0.14	$0.04	$0.16	$0.11
2nd Quarter	$0.07	$0.03	$0.06	$0.06	$0.20	$0.11
3rd Quarter	$0.10	$0.07	$0.06	$0.06	$0.20	$0.10
4th Quarter	$0.14	$0.08	$0.26	$0.05	$0.41	$0.14

(b) Holders of Common Stock

As of December 31, 2018, there were approximately 65,619,733 shares outstanding held by approximately 1,301 shareholders.

As at	Number of shareholders	Number of shares outstanding
December 31, 2015	1,265	16,616,162
March 31, 2016	1,268	16,616,162
June 30, 2016	1,281	41,416,162
September 30, 2016	1,288	48,816,162
December 31, 2016	1,289	51,816,162
March 31, 2017	1,289	51,816,162
June 30, 2017	1,290	53,816,162
September 30, 2017	1,290	53,816,162
December 31, 2017	1,296	58,016,162
March 31, 2018	1,298	58,986,162
June 30, 2018	1,298	60,436,162
September 30, 2018	1,300	60,436,162
December 31, 2018	1,301	65,619,733

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of September 30, 2018.

Warrants

There are 1,720,000 warrants outstanding, including Board-approved 280,000 warrants for directors’ fees in 2018. Holders of the warrants have no voting rights of a shareholder, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

There were sales of unregistered equity securities by the Company during the fiscal year ending September 30, 2018, as identified below.

Issuance of Common Shares

There have been private placements of unregistered common shares during the fiscal year ending September 30, 2018 which are exempt from registration pursuant to Rule 504. The sales have not exceeded $1 million in value in any given 12 month period and fewer than 35 investors have been purchasers of the shares. The shares in the offering are restricted securities subject to a one year minimum holding period. Although not required by Rule 504, moreover, the Company has also made its SEC reports available on its website and the private placements have not been subject to any general advertising. The Company further believes that all investors would qualify as accredited investors or sophisticated financial investors.

There were sales of common equity securities by the Company through private placements with accredited or financially sophisticated investors during the quarter ending December 31, 2017 as identified below. By Board resolution, the following shares were issued and sold in the quarter ending December 31, 2017 for a price up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
10/25/2017	Sheldon Karasik	common at .01 per share	$10,000	1,000,000
11/5/2017	Jonathan Ogle	common at .05 per share	$10,000	200,000
11/7/2017	Jacob Karasik	common at .05 per share	$5,000	100,000
11/7/2017	Jeffery Ogle	common at .05 per share	$10,000	200,000
12/4/2017	Jeffery Ogle	common at .05 per share	$10,000	200,000
12/20/2017	Manuel Reyero	common at .05 per share	$100,000	2,000,000
TOTAL			$145,000	3,700,000

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

There were additional private placement sales of common equity securities by the Company during the year ending September 30, 2018 as identified below (from January 1, 2018 to September 30, 2018). The sales were completed pursuant to a Form D offering filed on or about February 25, 2018. By Board resolution, the following shares sold in the year ending September 30, 2018 for a price up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant		Shares Issued
2/9/2018	Felix Keller	common at .03 per share	$13,200		440,000
2/15/2018	Richard Schaper	common at .05 per share	$5,000		100,000
2/28/2018	Adam Burlock	common at .05 per share	$1,000		20,000
3/8/2018	Jacob Karasik	common at .05 per share	$5,000		100,000
4/10/2018	Jacob Karasik	common at .05 per share	$10,000		200,000
5/2/2018	Sheldon Karasik	common at .05 per share	$25,000		500,000
6/21/2018	Sheldon Karasik	common at .05 per share	$25,000		500,000
6/21/2018	Jonathan Ogle	common at .05 per share	$10,000		200,000
6/30/2018	Sheldon Karasik	common at .01 per share	$5,000		500,000
8/20/2018	Stillmont Advisors (1)	common at .04 per share	$25,000		625,000
8/30/2018	Jonathan Ogle (1)	common at .05 per share	$10,000		200,000
9/12/2018	Francia Gomez (1)	common at .05 per share	$30,000		600,000
9/13/2018	Encore Tickets (1)	common at .04 per share	$10,000		250,000
TOTAL (as of September 30, 2018)			$164,200		2,560,000
TOTAL (issued after September 30, 2018)				—	1,675,000

(1)	The Shares were purchased, in whole or in part, on the dates shown but the shares were not issued until after September 30, 2018.

The Company filed and claimed an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The following shares were issued in the fiscal years ending September 30, 2018 for director, officer and/or consultant services rendered as follows:

Date of Issue	Recipient Name	Aggregate Price Per Share	Approximate Value of Services Received by Registrant	Shares Issued
1/5/2018	Peter Papasavas – legal services	common at .001 par value	$40,000	250,000
2/9/2018	Felix Keller - conversion of warrant	common at .02 per share	$8,999	60,000
4/24/2018	Peter Papasavas – legal services	common at .001 par value	$5,500	50,000
TOTAL			$54,499	360,000

The following shares were issued from October 1, 2018 through to December 31, 2018 for director, officer and/or consultant services rendered as follows:

Date of Issue	Recipient Name	Aggregate Price Per Share	Approximate Value of Services Received by Registrant	Shares Issued
11/08/2018	Peter Papasavas – legal services	common at .001 par value	$50,000	200,000
11/08/2018	Michael Miller - director	common at .001 par value	$8,000	40,000
11/08/2018	Ulises de la Garza - director	common at .001 par value	$6,000	30,000
11/08/2018	Felix Keller - director	common at .001 par value	$8,000	40,000
11/27/2018	Sheldon Karasik	common at .02 per share	$80,000	4,000,000
TOTAL			$152,000	4,310,000

By Board resolution, the following shares were issued and sold from October 1, 2018 through to December 31, 2018 for a price of up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
10/1/2018	Francia Gomez	common at .05 per share	$20,000	400,000
10/22/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
10/22/2018	Jonathan Ogle	common at .05 per share	$20,000	400,000
10/24/2018	Jeffery Ogle	common at .05 per share	$20,000	400,000
11/08/2018	Jeffery Ogle	common at .05 per share	$20,000	400,000
11/21/2018	Encore Tix	common at .04 per share	$10,000	250,000
11/27/2018	Ray Kohn	common at .05 per share	$1,000	20,000
11/27/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
TOTAL			$141,000	3,100,000

The Company filed and claimed an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The above-mentioned shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended September 30, 2018.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, this section is not applicable to the Company’s Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Financial Statements and Supplementary Data” and our consolidated financial statements, related notes, and other financial information appearing in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Forward-Looking Statements.”

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

 Mineral Mountain also has leases through its wholly owned subsidiary, Lander Gold Mines, Inc., near Lewiston, Wyoming. It has leases on nineteen claim blocks (three patented and sixteen unpatented) and intends to stake or acquire additional claims adjacent to or nearby the leased claims. Aside from the three patented claims, the remainder of the leased claims is on land managed by the Bureau of Land Management. The leased claims are within close proximity to a permitted mill available for processing on a per ton basis.

The Company’s long-term goals are: (i) to develop both properties; (ii) to position the Company for a possible acquisition by a major mining company; and (iii) to pursue other business opportunities, both related and unrelated to our existing mining activities with the view of generating cash flow from operations, which our existing mining activities have not accomplished. The short-term goal is to complete raising funds privately for the immediate development of the Hidden Hand Mine, one of the patented claim blocks the Company leases on the Wyoming property, and to increase the number of claims under its control. We estimate that the budget for doing so is $1,804,000; $1,573,000 of that would be for development costs and $231,000 of that would be for operating costs. To the extent commercial mineralization is located and exploited, any resulting profits would then be invested in the development of the Iditarod Gold Project. The two year operational budget for that Project is expected to amount to $2,970,000.

Overview

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain’s losses for the years ended September 30, 2018 and September 30, 2017 were $523,153 and $204,861, respectively. Mineral Mountain’s loss for fiscal year 2018 is due primarily to operating expenses in three categories: general and administrative expenses of $220,776; legal and professional fees of $74,662; payroll expense of $140,742; and mineral property expense of $79,321. Mineral Mountain’s loss for the fiscal year ended September 30, 2017 is due primarily to general and administrative expenses of $51,058, professional fees of $40,000; mineral property expense of $101,679 and mineral property option expense of $10,000.

Mineral Mountain’s primary, near term business objective is to raise sufficient capital to retain Mineral Mountain’s current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain had budgeted approximately $300,000 for the year ending 2018 to cover Mineral Mountain’s accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $500,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain’s land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During 2017 and the fiscal year ended September 30, 2018, our principal sources of liquidity included cash received from related party notes payable and sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $298,912 and $104,904 for the years ending September 30, 2018 and 2017, respectively. The change between 2017 and 2018 is primarily attributed to the increase in non-cash issuances of common stock for services in 2018 as compared to 2017 as a result of an increase in overall spending of the Company during 2018. The increase from 2017 to the fiscal year ended September 30, 2018 is primarily attributed to an increase in lease amortization, common stock issued for services and warrants issued for directors’ fees. Net cash provided by financing activities totaled $280,300 and $69,000 for the years ending September 30, 2018 and 2017, respectively. The change between 2017 and 2018 is primarily attributed to the increase in issuances of common stock for cash in 2018 as compared to 2017. The cash decreased to $1,900 at September 30, 2018 from $5,011 at September 30, 2017, principally reflecting the net cash used by operations during the period, offset by the sales of common stock.

  Beginning in January, 2015 and through September 30, 2018, Mineral Mountain borrowed funds principally from John Ryan and his affiliates (the “Ryan Group”) to fund the minimum activities of Mineral Mountain. As of September 30, 2018, we have debts owed of approximately:

☐	$9,660.00 to John J Ryan, the son of Mineral Mountain’s Vice President; and
☐	$55,342.11 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

In total, we borrowed $65,000 from Mr. Ryan and entities or his affiliates of which $57,000 in principal is outstanding. This amount bears interest at a rate between 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increased from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment by the Ryan Group, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements.

Because Mineral Mountain did not anticipate earning revenues from mining operations in the foreseeable future, Mineral Mountain sought additional financing from the public or private debt or equity markets to continue to protect Mineral Mountain’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Premium Exploration, Mr. Ryan, or others will continue to advance funds to Mineral Mountain or that Mineral Mountain’s efforts to obtain additional financing will be successful. Further, the transaction which is the subject of this Annual Report is the vehicle we anticipate will provide the necessary funding to Mineral Mountain.

  As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $2,805,798 and $2,282,645 for the years ending September 30, 2018 and September 30, 2017, respectively. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $25,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. We believe that we will generate sufficient financing from the Equity Purchase Agreement in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in providing sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

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

In March 2016, The FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issued share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We believe the adoption of ASU 2016-09 has not materially impacted our consolidated financial statements.

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2018 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

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

Recent Developments

In the year since Mr. Karasik has taken over as CEO and Chairman, the Company has made significant strides forward. An advantageous lease was executed for the Gyorvary Property, the Company acquired through its wholly owned subsidiary additional claims at the Lewiston, Wyoming site and the lease for the Alaska Property was amended so as to reduce the financial burden on the Company, including reducing the Company’s financial obligations as to the Iditarod Gold Project by $160,000 for the 2018 calendar year. The Company is actively pursuing the staking of additional property adjacent to the Gyorvary Property. Significantly, the Company’s financial obligations for calendar year 2018 have been substantially reduced from what they were in the audited period. The Company has also improved its position in part by raising, during Mr. Karasik’s brief tenure, more than $400,000 in an ongoing private offering, securing an equity line of credit through the Equity Purchase Agreement and getting the Company listed on the OTCQB exchange.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following table summarizes our consolidated financial data. We have derived the summary consolidated balance sheet data as of September 30, 2018 and consolidated statements of operations data for the year ended September 30, 2018 from our audited consolidated financial statements included elsewhere in this annual report. Our historical results are not necessarily indicative of our results in any future period. You should read the following summary consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report. The summary consolidated financial data in this section are not intended to replace our consolidated financial statements and the related notes and are qualified in their entirety by the consolidated financial statements and related notes included elsewhere in this Annual Report.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended September 30
	2018	2017

REVENUES	$—	$—

OPERATING EXPENSES
Professional fees	74,662	40,000
General and administrative	440,839	152,737
Mineral property option	—	10,000
TOTAL OPERATING EXPENSES	440,839	202,737

LOSS FROM OPERATIONS	(515,501)	(202,737)

OTHER INCOME (EXPENSES)
Interest expense	(5,652)	(2,124)
Other expense	(2,000)	—
TOTAL OTHER INCOME (EXPENSES)	(7,652)	(2,124)

LOSS BEFORE TAXES	(523,153)	(204,861)

INCOME TAXES	—	—

NET LOSS	$(523,153)	$(204,861)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED (1)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	58,750,329	52,316,162

(1)	See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of how we compute basic and diluted net loss per share attributable to common stockholders.

	September 30, 2018	September 30, 2017

Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$1,900	$5,011
Working capital	(158,443)	(85,142)
Total assets	439,398	517,829
Total liabilities	377,160	302,471
Additional paid-in capital	2,752,600	2,444,1486
Accumulated deficit	(2,805,798)	(2,282,645
Total stockholders’ equity	62,238	215,357

Index to Financial Statements

Report of Independent Registered Public Accounting Firm*

To the Board of Directors and Shareholders of Mineral Mountain Mining and Milling Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mineral Mountain Mining and Milling Company (“the Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended September 30, 2018 and 2017, respectively, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and intends to fund operations through equity financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Spokane, Washington January 14, 2019

* (See Exhibit 6.1 for original Audit Report of Fruci & Associates II, PLLC).

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30	September 30
	2018	2017
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,900	$5,011
Total Current Assets	1,900	5,011

OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	101,498	176,818
Total Other Assets	437,498	512,818

TOTAL ASSETS	$439,398	$517,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,084	$10,804
Accrued interest	8,002	2,350
Accrued lease payments	—	20,000
Deferred payroll	74,257	—
Notes payable – related party	57,000	57,000
Total Current Liabilities	160,343	90,154
LONG TERM LIABILITIES
Mineral Lease	216,817	212,318
Total Long Term Liabilities	216,817	212,318

TOTAL LIABILITIES	377,160	302,472

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized;
60,436,162 and 53,816,162 shares issued and outstanding	60,436	53,816
Additional paid-in capital	2,752,600	2,444,186
Shares to be issued	55,000	—
Accumulated deficit	(2,805,798)	(2,282,645)
Total Stockholders’ Equity	62,238	215,357

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$439,398	$517,829

MINERAL MOUNTAIN MINING AND MILLING COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30
	2018	2017
REVENUES	$—	$—

OPERATING EXPENSES
Professional fees	74,662	40,000
General and administrative	220,776	51,058
Officers’ fees	140,742	—
Mineral property expense	79,321	101,679
Mineral property option	—	10,000
TOTAL OPERATING EXPENSES	515,501	202,737

LOSS FROM OPERATIONS	(515,501)	(202,737)

OTHER INCOME (EXPENSES)
Interest expense	(5,652)	(2,124)
Other Expense	(2,000)	—
TOTAL OTHER INCOME (EXPENSES)	(7,652)	(2,124)

LOSS BEFORE TAXES	(523,153)	(204,861)

INCOME TAXES	—	—

NET LOSS	$(523,153)	$(204,861)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	58,750,329	52,316,162

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional		Shares to	Total
	Common Stock		Paid-in	Accumulated	be	Stockholders’
	Shares	Amount	Capital	Deficit	Issued	Equity

Balance, September 30, 2016	48,816,162	48,816	2,349,186	(2,077,784)	40,000	360,219

Common stock issued for cash	3,000,000	3,000	50,333		(40,000)	13,333
Common stock issued for services	2,000,000	2,000	38,000			40,000
Warrants			6,667			6,667
Net income for period ending September 30, 2017	—	—	—	(204,861)	—	(204,861)
Balance, September 30, 2017	53,816,162	53,816	2,444,186	(2,282,645)	—	215,358

Common stock issued for cash	5,760,000	5,760	218,340		55,000	279,100
Common stock issued for services	300,000	300	45,200			45,500
Common stock issued for reimbursement of mineral claims	500,000	500	4,540			5,040
Warrants issued for directors’ fees	—	—	39,194			39,194
Exercise of warrants	60,000	60	1,140			1,200
Net income for period ending September 30, 2018	—	—	—	(523,153)	—	(523,153)
Balance , September 30, 2018	60,436,162	$60,436	$2,752,600	$(2,805,798)	$55,000	$62,239

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(523,153)	$(204,861)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of mineral lease	59,819	50,833
Common stock issued for services	45,500	40,000
Common stock issued for reimbursement of mineral claim fees	5,040	—
Warrants issued for directors’ fees	39,194	—
Changes in assets and liabilities:
Increase (decrease) in accounts payable	10,283	7,000
Increase (decrease) in accrued interest	5,650	2,124
Decrease (increase) in deferred payroll	74,256	—
Net cash used by operating activities	(283,411)	(104,904)
CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	279,100	20,000
Proceeds from note payable	—	50,000
Payment of note payable	—	(1,000)
Proceeds from conversion of warrants	1,200
Net cash provided by financing activities	280,300	69,000
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,111)	(35,904)
Cash, beginning of period	5,011	40,915
Cash, end of period	$1,900	$5,011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$—	$—
Income taxes paid	$—	$—

MINERAL MOUNTAIN MINING AND MILLING COMPANY

AND SUBSIDIARIES

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mineral Mountain Mining & Milling Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 as and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. The Company has two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation. The Company currently holds 66 claim blocks in Alaska, through its subsidiary, Nomadic Gold Mines, Inc.

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

Earnings (Losses) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Fully-diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of fully diluted earnings per share if their effect is anti-dilutive.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018 and 2017.

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

The Company did not have any assets or liabilities measured at fair value at September 30, 2018 and 2017.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $2,805,798. The Company’s working capital deficit is $158,443.

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

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation, The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The ASU will be effective for annual periods beginning after December 15, 2018 and interim periods within that fiscal year, early adoption is permitted. We do not believe the adoption of ASU 2018-07 has materially impacted our consolidated financial statements.

In March 2016, The FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issued share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We believe the adoption of ASU 2016-09 has not materially impacted our consolidated financial statements.

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

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2018 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an Option to Purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $216,817 at September 30, 2018 and $212,318 at September 30, 2017. This was a related party transaction.

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments
Due Before	Amount

December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during year ended September 30, 2016	25,000
Balance at September 30, 2016	$240,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during year ended September 30, 2018	0
Balance at September 30, 2018	$240,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as investment in mineral lease.

We determined that the scope exception in ASC 842-10-15-1(b) did not apply because not only does the Iditarod Project Agreement grant the right to explore for minerals and to use the land but in Section 6(b) it states “further grants the exclusive right to use structures facilities, equipment, non-public roadways, haulageways and all other appurtenances installed on the subject property.” Furthermore, the property contains and the lease provides use of road infrastructure on the property.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of September 30, 2018 or 2017.

On August 17, 2018, the Company agreed to an amendment to Lease Agreement with Option to Purchase, with effect on April 18, 2016, for the Caribou Mining Claims modifying the payment schedules for the lease payments and option to purchase to accommodate the Company’s efforts to secure additional capital investment for the Caribou Mining Claims resulting in significant savings and flexibility to the Company.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of September 30, 2018.

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

No royalties have been incurred as of September 30, 2018.

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

During the year ended September 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $224,100; 1,275,000 shares of common stock for cash of $55,000 that were unissued as of September 30, 2018;300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.00

The following warrants were outstanding at September 30, 2018:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020

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

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at September 30, 2017 was $50,907, the companies have directors in common.

A family member of an officer provides investor relations consulting services and other administrative functions to the Company, during the period ended September 30, 2018, $44,400 was paid in cash for consulting; during the period ended September 30, 2017, $13,950 was paid in cash and $3,000 in common stock for consulting; and during the period ended September 30, 2016, $7,000 was paid in cash.

NOTE 6 – INCOME TAXES

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At September 30, 2018 the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate of 34% for the period ended September 30, 2017 and 21% for the period ended September 30, 2018 are as follows:

	September 30, 2018	September 30, 2017
Net operating loss carryforwards	2,805,798	2,282,645
Deferred tax asset	885,961	776,099
Valuation allowance for deferred asset	(885,961)	(776,099)
Net deferred tax asset	—	—

At September 30, 2018 and September 30, 2017, the Company has net operating loss carryforwards of approximately $2,805,798 and $2,282,645 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2017 to September 30, 2018 was $109,862.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the December 31, 2017 fiscal year using a Federal Tax Rate of 21%. The remeasurement of the deferred tax assets resulted in a $68,010 reduction in tax assets to $885,961 from an estimate of $953,971 that the assets would have been using a 35% effective tax rate.

NOTE 7 – SUBSEQUENT EVENTS

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company has agreed to issue to Crown Bridge shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million Dollars ($5,000,000.00) (the “Shares”), in accordance with the terms of the Equity Purchase Agreement. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company is required to register with the SEC the following shares of Common Stock: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended (the “Securities Act”) relating to the resale of the Put Shares.

The Company intends to use the proceeds of the revolving credit line for general corporate purposes, which may include (i) acquisitions, (ii) refinancing or repayment of indebtedness, (iii) capital expenditures and working capital, (iv) investing in equipment and property development (which may include funding associated with exploration), and (v) pursuing other business opportunities both related and unrelated to our existing mining activities.

On or about November 27, 2018, the Company issued a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00, together with interest, with a maturity date of November 27, 2019. The Company agreed to pay interest on the unpaid principal balance at the rate of 12%per annum from the date thereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock. The conversion price shall be equal to the Variable Conversion Price, which is 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date.

By Board resolution, the following shares were issued from October 1, 2018 through December 31, 2018 for director, officer and/or consultant services rendered as follows:

Date of Issue	Recipient Name	Aggregate Price Per Share	Approximate Value of Services Received by Registrant	Shares Issued
11/08/2018	Peter Papasavas – legal services	common at .001 par value	$50,000	200,000
11/08/2018	Michael Miller - director	common at .001 par value	$8,000	40,000
11/08/2018	Ulises de la Garza - director	common at .001 par value	$6,000	30,000
11/08/2018	Felix Keller - director	common at .001 par value	$8,000	40,000
11/27/2018	Sheldon Karasik	common at .02 per share	$80,000	4,000,000
TOTAL			$152,000	4,310,000

There were sales of equity securities by the Company after the year ended September 30, 2018 as identified below. The sales were completed pursuant to a Form D offering filed on or about February 25, 2018. By Board resolution, the following shares were issued and sold from October 1, 2018 through December 31, 2018 for a price of up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
10/1/2018	Francia Gomez	common at .05 per share	$20,000	400,000
10/22/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
10/22/2018	Jonathan Ogle	common at .05 per share	$20,000	400,000
10/24/2018	Jeffery Ogle	common at .05 per share	$20,000	400,000
11/08/2018	Jeffery Ogle	common at .05 per share	$20,000	400,000
11/21/2018	Encore Tix	common at .04 per share	$10,000	250,000
11/27/2018	Ray Kohn	common at .05 per share	$1,000	20,000
11/27/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
TOTAL			$146,000	3,100,000

The Company filed and claimed an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption there from. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

In 2016, former management of the Company negotiated a contract with M6 Limited, a stock promotion company, in which M6 would collectively receive an advanced payment of 4.3 million shares of Company common stock for certain promotional services. M6 itself received 2 million shares, an affiliated company, Maximum Harvest LLC, received 1.3 million shares and an affiliate of M6, Hahn M. Nguyen, received 1 million shares. In 2018, current management determined that it was not in the best interest of the Company to pursue the services and therefore terminated the contract with M6. The 4.3 million shares of common stock have been rescinded and, with the consent of M6, the process for the physical return of the shares is near completion.

Mineral Mountain is actively evaluating additional properties for mineral exploitation, is securing additional claims at its existing properties and is seeking additional sources of capital to fund ongoing and prospective mineral development and exploitation operations. The Company further seeks to pursue new business opportunities unrelated to our existing activities using proceeds from the Equity Purchase Agreement, or from other sources, whether through debt or equity, of which there can be no assurance, and any such efforts will be with the view of hopefully generating cash flow from operations, which the Company’s existing mining activities have not yet accomplished.

Subsequent events have been evaluated through the date the financial statements were issued

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2018 other than using more centralized record keeping and oversight procedures.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the fiscal year ended September 30, 2018, our internal controls and procedures require improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

1. The Company did not have a comprehensive written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. As the Company expands, this lack of a comprehensive written internal control procedurals manual will not meet the requirements of the SEC, as set forth in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or good internal controls practices.

2. The Company should improve maintenance and access to a centralized location for current and historical business records.

Management believes that areas of improvement set forth in items 1 and 2 above did not have an effect on the Company’s financial results. The Company and its management will endeavor to correct the above noted weaknesses in internal controls once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer is Mr. Sheldon Karasik, CEO and Chairman. Mr. Karasik devotes approximately 100% of his time to the affairs of the Company.

On October 23, 2017, Howard Crosby resigned from the Board of Directors. On October 23, 2017, Sheldon Karasik was elected to the Board of Directors. On October 23, 2017, Felix Keller was elected to the Board of Directors as an independent director. On December 28, 2017, Michael Miller and Ulises De la Garza were elected to the Board of Directors as independent directors. On October 31, 2018, James Baughman resigned from his positions with the Company as Vice President, Chief Geologist and a member of the Board of Directors and John P. Ryan resigned from his positions with the Company as Vice President, Secretary, Treasurer and a member of the Board of Directors.

The new Officers and directors of the Company are listed below. Directors are elected to hold offices for a three year term or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Sheldon Karasik	67	Director, Chairman of the Board and Chief Executive Officer
John P. Ryan (Resigned October 31, 2018)	57	Director, Vice President, Secretary and Treasurer
James Baughman (Resigned October 31, 2018)	63	Director, Vice President and Chief Geologist
Felix Keller	63	Director
Michael Miller	53	Director
Ulises De la Garza	52	Director

Sheldon Karasik became CEO and Chairman and a member of the Board of Directors in October, 2017. During the past five years, up until October, 2017 when he became CEO and Chairman of Mineral Mountain, Mr. Karasik worked as an attorney running his own law firm. Much of that time was spent handling international transactional and other corporate matters for clients, including contracts, private investment vehicles, tax and employment matters. One of those clients was Mineral Mountain, for which Mr. Karasik served as general counsel prior to his appointment as CEO and Chairman. Mr. Karasik has been a licensed attorney since 1981.

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

(a) Director Compensation

None of the members of our board of directors received any compensation for their services on the board of directors before or during fiscal year ending September 30, 2017. Beginning in fiscal year ending September 30, 2018, the Company compensates directors with an annual warrant to convert 50,000 shares common stock of at .02 per share. An additional annual warrant to convert into common stock 10,000 shares at .02 per share will be made awarded to independent directors serving on the audit committee. Our Chairman generally will not receive compensation from us for service on the board of directors. All members of the board of directors will be reimbursed for reasonable costs and expenses incurred in attending board of directors or committee meetings.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Fiscal Year Ending September 30, 2018
Sheldon Karasik	0	0	0	0	0	0	0
John Ryan (1)	0	0	8,399	0	0	0	8,399
James Baughman (4)	0	0	6,999	0	0	0	6,999
Felix Keller (2)	0	0	8,399	0	0	0	8,399
Michael Miller (3)	0	0	8,399	0	0	0	8,399
Ulises De la Garza (4)	0	0	6,999	0	0	0	6,999

(1)	Consists of warrants for 50,000 shares of common stock as annual compensation as a member of the board of directors and 10,000 shares of common stock as an annual fee as a member on the audit committee, both of which are convertible at .02 per share.

(2)	Consists of warrants for 50,000 shares of common stock as annual compensation as a member of the board of directors and 10,000 shares of common stock as an annual fee as a member on the audit committee, both of which are convertible at .02 per share. Mr. Keller exercised the warrant on 2/9/2018.

(3)	Consists of warrants for 50,000 shares of common stock as annual compensation as a member of the board of directors and 10,000 shares of common stock as an annual fee as a member on the audit committee, both of which are convertible at .02 per share.

(4)	Consists of a warrant for 50,000 shares of common stock as annual compensation as a member of the board of directors, convertible at .02 per share.

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

Description of Securities

General

The following description of our capital stock and certain provisions of our certificate of incorporation and bylaws are summaries and are qualified by reference to the certificate of incorporation and the bylaws that will be in effect on the closing of this registration. Copies of these documents have been filed with the SEC as exhibits to our Annual Report, of which this Annual Report forms a part. The descriptions of the common stock reflect changes, if any, to our capital structure that will be in effect on the closing of this registration.

Common stock

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $.001 per share. As December 31, 2018 we had 65,619,733 shares of common stock issued and outstanding. Of these shares, 8,195,162 are public floating shares traded on the OTBQB and 39,200,000 are closely held. Included below is a summary description of only those warrants held by selling shareholders and we have not described any of our other outstanding warrants.

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

Preferred stock

Our authorized capital stock further consists of 10,000,000 shares of preferred stock, par value $.10 per share. As December 31, 2018 we had no shares of preferred stock issued and outstanding. On November 5, 2018, the Board of Directors authorized the issuance to our CEO, Mr. Karasik, one share of a Series B Super Voting Preferred Voting Stock with a 51% voting designation. The Series B Super Voting Preferred Voting share has not been issued or effectuated as of January 14, 2019.

Our Board of Directors may, without shareholder approval, establish and issue shares of one or more classes or series of preferred stock having the designations, number of shares, dividend rates, liquidation preferences, redemption provisions, sinking fund provisions, conversion rights, voting rights and other rights, preferences and limitations that our Board may determine. The Board may authorize the issuance of preferred stock with voting, conversion and economic rights similar or superior to the common stock so that the issuance of preferred stock could adversely affect the market value of the common stock.

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

There are 1,720,000 warrants outstanding. Holders of the warrants have no voting rights of a shareholder, no liquidation preference and no dividends will be declared on the warrants.

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

Lock-up Arrangements

The Company anticipates adopting a policy during a period of 90 days from the filing of this Annual Report, that we will not, without the prior written consent of the Board of Directors, (i) directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of any shares of our common stock or any securities convertible into or exercisable or exchangeable for shares of our common stock or file any Annual Report under the Securities Act with respect to any of the foregoing or (ii) enter into any swap or any other agreement or any transaction that transfers, in whole or in part, directly or indirectly, the economic consequence of ownership of shares of our common stock, whether any such swap or transaction described in clause (i) or (ii) above is to be settled by delivery of shares of common stock or such other securities, in cash or otherwise, subject to certain exceptions.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to Mineral Mountain for the fiscal years ended September 30, 2017 and 2018 paid to our current officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Sheldon Karasik,	2018	195,000 (1)	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
CEO and Chairman	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
James Baughman,	2018	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	6.999
Vice President, Chief Geologist and Director (resigned as of October 31, 2018)	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
John P. Ryan,	2018	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
Vice President, Secretary, Treasurer and Director (resigned as of October 31, 2018)	2017	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-

(1) The Company paid $66,482 of the $195,000 calendar year salary through September 30, 2018. The prorated amount owed on the $195,000 salary through September 30, 2018 is $146,250 (three quarters of $195,000). The remaining prorated balance of Mr. Karasik’s salary, $79,768, was deferred in accordance with the terms of the Board Resolution approving the salary.

Warrant Grants

During the fiscal year ended September 30, 2018, the Company did not any warrants in compensation for executive position duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information regarding the ownership of voting securities of Mineral Mountain by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and/or voting power with respect to such shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares

Sheldon Karasik (4)	12,500,000	19.05%
James Baughman (resigned as of October 31, 2018)	4,250,000	6.48%
John P. Ryan (resigned as of October 31, 2018) (2)	920,000	1.40%
Felix Keller	540,000	.8%
Michael Miller (6)	100,000	.14%
Ulises de la Garza (6)	90,000	.13%
All executive officers and directors as a group (6 persons)	18,400,000	28.04%
5% Stockholders:
Ben Porterfield (3)	11,200,000	17.07%
12700 Galleon Circle
Anchorage, Alaska 99515
Quest Minerals Corporation (5)	9,600,000	14.63%
5968 N. Govt. Way #305
Dalton Gardens, Idaho 83815

1.	The address of each such person, unless otherwise noted, is c/o Mineral Mountain Mining & Milling Company, 13 Bow Circle, Suite 170, Hilton Head, South Carolina 29928.
2.	John P. Ryan own these shares indirectly pursuant to his holding 10% of the shares of Quest Mineral Corporation, a privately held company and through warrants for 60,000 shares of Mineral Mountain common shares that he directly holds as a director of the Company.
3.	Mr. Porterfield directly owns 11,200,000 shares and owns 30 of the 66 land claims comprising the Iditarod Property Project.
4.	Includes 1,000,000 shares of common stock issuable upon exercise of warrants.
5.	John P. Ryan and Howard Crosby, a former officer and director of Mineral Mountain, are shareholders and directors of Quest Mineral Corporation, a privately held company.
6	Shares of common stock issuable upon exercise of warrants.

We have one class of outstanding common stock and each common stock is entitled to one vote. Holders of our common stock are entitled to vote to the extent required by Idaho law. Those holders of our outstanding common stock who are executive officers and directors, currently hold approximately 26.3% of the voting power of our outstanding shares and will have the ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change in control transaction. The outside holders of our outstanding common stock will beneficially own less than 50% of our outstanding shares and be entitled to less than 50% of the voting power of our outstanding shares. Our executive officers, directors, and stockholders holding more than 5% of our outstanding shares, together with their affiliates, will beneficially own, in the aggregate, approximately more than 50% of our outstanding shares and maintain more than 50% of the voting power of our outstanding shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As a smaller reporting company, we are required to disclose certain transactions to which we are or will be a party and in which any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest in the event the amount of such transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years. The average of our 2017 and 2018 year-end assets multiplied by 1% is less than $120,000.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Management and Executive Compensation,” the following is a description of each transaction since September 30, 2015 and each currently proposed transaction in which:

●	we have been or are to be a participant;

●	the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of the assets of the Company on the last day of the two prior fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Sales of Securities

During the fiscal year ended September 30, 2016, the Company issued and sold an aggregate of 33,200,000 shares of our common stock at an average issuance price of $0.0228 per share for aggregate consideration of approximately $758,000. During the fiscal year ended September 30, 2017, the Company issued and sold an aggregate of 4,000,000 shares of our common stock at an average issuance price of $0.02 per share for aggregate consideration of approximately $80,000. During the fiscal year ended September 30, 2018, the Company issued and sold an aggregate of 7,895,000 shares of our common stock at an average issuance price of $0.04 per share for aggregate consideration of approximately $330,840.

The participants in this common stock financing included certain holders of more than 5% of our capital stock, one of our executive officers, certain members of our board of directors and as applicable, their affiliates. The following table sets forth the aggregate number of shares of common stock issued to these related parties in this stock financing:

Stockholders	Shares of Common Stock	Total Purchase Price
5% Stockholders:
Ben Porterfield(1)	11,200,000	$324,800
Directors and Executive Officers:
Sheldon Karasik and related entities(2)	12,600,000	$272,000
John Ryan (resigned 10/31/2018) and related entities(3)	3,000,000	$3,000
James Baughman (resigned 10/31/2018)(4)	4,200,000	$4,200
Felix Keller	540,000	$30,199
Michael Miller	40,000	$8,000
Ulises de la Garza	30,000	$6,000

(1)	Consists of shares of common stock issued as additional consideration for Alaska Iditarod Project lease..

(2)	Consists of 5,000,000 shares of common stock Mr. Karasik purchased before becoming an officer or director of the Company, 400,000 shares of common stock purchased by Jacob Karasik, Mr. Karasik’s son, and 700,000 shares of common stock purchased by Nancy Martin, who later became Mr. Karasik’s wife in May, 2018.

(3)	Consists of 3,000,000 shares of common stock issued to ILVG LLC as payment in satisfaction of $3,000 of a promissory note for which Mr. Ryan’s son is an officer.

(4)	Consists of 4,200,000 shares of common stock issued to Mr. Baughman in satisfaction of $4,200 of consulting services.

Other Transactions

From October 1, 2015 through December 31, 2018, the Company compensated Nancy Martin, Mr. Karasik’s wife, in the aggregate of $68,350 for investor relations consulting services and other administrative functions, including $7,000 in 2016, $16,950 in 2017 and $44,400 in 2018.

Ben Porterfield

Through its wholly owned subsidiary, Nomadic Gold Mines, Inc., Mineral Mountain entered into a lease agreement with an option to purchase with Ben Porterfield, a related party, for exclusive rights to explore, acquire, develop and exploit mineral resources on 30 State of Alaska mining claims located in the Iditarod Project property The consideration paid was 11,200,000 shares of Mineral Mountain common stock and a series of cash payments to be paid to Porterfield so long as the lease-option remained in effect. As of September 30, 2018, $240,000 in lease payments for the remaining 5 year term of the lease is owed. During this same 5 year period, an additional $3,900,000 in Work Commitment payments from the Company to Ben Porterfield might be owed in lieu of work being conducted at the Iditarod Project site. Subsequent to the execution of the lease agreement, the Company staked an additional 36 State of Alaska mining claims which by the terms of the lease-option agreement, become part of the leased and optioned property and subject to numerous terms of the agreement. In total, the Iditarod Project now consists of 66 Alaska state mining claims covering 16.5 square miles. Mr. Porterfield became an affiliated person by reason of the transfer of the 11,200,000 shares (more than 10% of outstanding shares) in this transaction.

Notes Payable-Shareholders

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom is a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of September 30, 2018 Amount	As of September 30, 2017 Amount	As of September 30, 2016 Amount
Premium Exploration	03/27/17	15,000	15,000	—
	08/02/17	35,000	35,000	—
John J. Ryan, son of a former officer and director	2/23/2016	7,000	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000	$7,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2018 was $9,660.01.

The loans from Premium Exploration bear interest at 5% and 10% per annum and are due on July 1, 2019. The balance of principal and interest at September 30, 2018 was $55,342.11.

Investments

Mineral Mountain does not have any investments as of the date of the offering other than its investments in mineral assets as discussed elsewhere in this Annual Report.

Employment Agreements

Mineral Mountain has not entered into any written Employment Agreements as of the date of the offering. The Company has an unwritten Employment Agreement with Sheldon Karasik, entered pursuant to a Board Resolution on January 5, 2018, in which the Company provides a salary of $195,000 to Mr. Karasik. The unwritten Employment Agreement provides no further terms or benefits of employment.

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

Policies and Procedures for Transactions with Related Persons

The Company anticipates adopting a policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock, and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the approval or ratification of our board of directors or our audit committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $50,000 and such person would have a direct or indirect interest, must be presented to our board of directors or our audit committee for review, consideration, and approval. In approving or rejecting any such proposal, our board of directors or our audit committee is to consider the material facts of the transaction, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics that specifically addresses, among other things, potential conflicts of interest among employees, officers and directors. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon written request sent by email to Sheldon Karasik, Board Chair (sheldon@mineralmtnminingmilling.com).

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

Aggregate fees for professional services rendered to the Company by Fruci & Associates II, PLLC for the years ended September 31, 2018 and 2017 were as follows:

	Years Ended
	September 30
Item	2018	2017
Audit fees	$19,264	$10,000
Audit-related fees	$2,370	—
Tax fees	—	—
All other fees	—	—
Total	$21,634	$10,000

Fruci & Associates II, PLLC, has audited our consolidated financial statements at September 30, 2016 and 2017, and for the period ended September 30, 2018, as set forth in their report. We have included our financial statements in the annual report and elsewhere in the annual report in reliance on Fruci & Associates II, PLLC’s report, given on their authority as experts in accounting and auditing.

Interests of Other Experts

James G Baughman (SME-RM), a qualified person, has supervised the preparation of the scientific and technical information that forms the basis for the Iditarod Project. Mr. Baughman is not independent of Mineral Mountain, as he was formerly Vice President and Director (resigning from those positions on October 31, 2018). Mr. Baughman is a Registered Wyoming Geologist, and a Registered Member of SME. Mr. Baughman is a Qualified Person as defined by the Canadian Instrument 43-101.

Peter Papasavas, an attorney at law, has supervised the preparation of the annual report. He is a nominal shareholder of Mineral Mountain with less than 3% of holdings.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy, Suite 300, Las Vegas, NV 89119 (telephone 800-785-7782, facsimile 702-433-1979).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-9.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit Type
1.1**	Equity Purchase Agreement, dated as of October 1, 2018, by and between Mineral Mountain Mining & Milling Company as Borrower/Issuer and Crown Bridge Partners, LLC as Lender/Buyer
1.2**	Registration Rights Agreement, dated as of October 1, 2018, by and between Mineral Mountain Mining & Milling Company and Crown Bridge Partners, LLC
2.1**	Iditarod Lease with Option to Purchase, dated April 5, 2016
2.2**	Amendment to Iditarod Lease with Option to Purchase, dated November 22, 2017
2.3**	Second Amendment to Iditarod Lease with Option to Purchase, dated August 18, 2018
2.4**	Option to Purchase Agreement of Gyorvary Property, dated February 1, 2017
2.5**	Gyorvary Property Lease with Option to Purchase, dated December 18, 2017
2.6**	Gyorvary Property Report, dated December 28, 2017
2.7**	Helen G Lease, dated March 8, 2018
3.1**	Amended and Restated Certificates of Incorporation of Mineral Mountain Mining & Milling Company
3.2**	Bylaws of Mineral Mountain Mining & Milling Company
4.1**	Form of Mineral Mountain Mining & Milling Company Restricted Share Agreement.
4.2**	Warrant Agreement, dated December 8, 2016, between Mineral Mountain Mining & Milling Company and Sheldon Karasik
8.1*	Audit Report of Fruci & Associates II, PLLC
10.1**	Loan Agreement dated as of March 27, 2017 by and between Mineral Mountain Mining & Milling Company as Borrower and Premium Exploration as Lender

10.2**	Loan Agreement dated as of August 2, 2017 by and between Mineral Mountain Mining & Milling Company as Borrower and Premium Exploration as Lender
10.3**	Amended Loan Agreement dated as of July 24, 2016 by and between Mineral Mountain Mining & Milling Company as Borrower and John J. Ryan as Lender
10.4**	Amended Loan Agreement dated as of July 24, 2016 by and between Mineral Mountain Mining & Milling Company as Borrower and John J. Ryan as Lender
10.5*	Securities Purchase Agreement dated as of November 30, 2018 by and between Mineral Mountain Mining & Milling Company as Seller and Power Up Lending Group Ltd as Buyer
14.1**	Mineral Mountain Mining & Milling Company Code of Business Conduct
21.1**	List of Subsidiaries of Mineral Mountain Mining & Milling Company
24.1*	Power of Attorney (included on signature page to this Form 10-K)
31.1*	Certification of Principal Executive Officer (Section 302)
32.1*	Certification of Principal Executive Officer (Section 906)
*	Filed herewith
**	Incorporated by reference to corresponding exhibits in Company’s Current Report on Form S-1/A filed with the Commission on November 27, 2018

ITEM 16. FORM 10-K SUMMARY

None.

WHERE YOU CAN FIND MORE INFORMATION

We have filed this Annual Report with the SEC. This Annual Report does not contain all of the information included in the exhibits and schedules thereto as permitted by the rules and regulations of the SEC. For further information with respect to Mineral Mountain Mining & Milling Company, please refer to the Annual Report, including its exhibits and schedules. Statements contained in this Annual Report as to the contents of any contract or other document referred to herein are not necessarily complete and, where the contract or other document is an exhibit to the Annual Report, each such statement is qualified in all respects by the provisions of such exhibit, to which reference is hereby made. Upon completion of the Annual Report, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, we will file annual, quarterly and special reports, proxy statements and other information with the SEC.

You can read our SEC filings, including the Annual Report, over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint Sheldon Karasik and Peter M. Papasavas, and each of them singly, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign this, and any and all amendments (including post-effective amendments), Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal	January 15, 2019
Sheldon Karasik	Executive Officer, Principal Financial Officer and Principal Accounting Officer)