Form 10-Q
period 2018-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-02-13
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

___________________________________________________

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

As of February 12, 2019, there were 66,619,733 shares of the issuer’s common stock outstanding.

Mineral Mountain Mining & Milling Company

Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	September 30, 2018
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,671	$1,900
Total Current Assets	41,671	1,900

OTHER ASSETS
Investment in mineral lease	336,000	336,000
Mineral lease, net	101,498	101,498
Total Other Assets	437,498	437,498
TOTAL ASSETS	$479,169	$439,398

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,685	$21,084
Accrued interest	7,500	8,002
Accrued lease payments	-	-
Deferred payroll	47,970	74,257
Notes payable - related party	57,000	57,000
Convertible debt, net	5,351	-
Derivative liability	95,405	-
Total Current Liabilities	229,911	160,343

LONG TERM LIABILITIES
Mineral Lease	216,817	216,817
Total Long Term Liabilities	216,817	216,817

TOTAL LIABILITIES	482,829	377,160

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 64,371,162 and 60,436,162 shares issued and outstanding	64,371	60,436
Additional paid-in capital	3,074,665	2,752,600
Shares to be issued	-	55,000
Accumulated deficit	(3,106,595)	(2,805,798)
Total Stockholders’ Equity	32,441	62,238

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$479,169	$439,398

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31
	2018	2017
	(unaudited)	(unaudited)

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	55,542	14,325
General and administrative	17,884	44,757
Payroll expense	99,110	-
Mineral property option expense	27,301	-
Travel	38,707	-
Directors’ fees	22,000	-
TOTAL OPERATING EXPENSES	260,544	59,082

LOSS FROM OPERATIONS	(260,544)	(59,082)

OTHER INCOME (EXPENSES)
Interest expense	(4,848)	(1,302)
Loss on issuance of convertible debt	(71,158)	-
Gain on revaluation of derivative liability	35,753	-
TOTAL OTHER INCOME (EXPENSES)	(40,253)	(1,302)

LOSS BEFORE TAXES	(300,797)	(60,384)

INCOME TAXES	-	-

NET LOSS	$(300,797)	$(60,384)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	65,592,829	55,882,829

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Accumulated	Stock to be	Stockholders’
	Shares	Amount	Capital	Deficit	Issued	Equity

Balance, September 30, 2017	53,816,162	53,816	2,444,186	(2,282,645)	-	215,358

Common stock issued for cash	5,760,000	5,760	218,340		55,000	279,100
Common stock issued for services	300,000	300	45,200			45,500
Common stock issued for reimbursement of mineral claims	500,000	500	4,540			5,040
Warrants	-	-	39,194			39,194
Exercise of warrants	60,000	60	1,140			1,200

Net income for period ending September 30, 2018	-	-	-	(523,153)	-	(523,153)

Balance, September 30, 2018	60,436,162	60,436	2,752,600	(2,805,798)	55,000	62,238

Common stock issued for cash	3,925,000	3,925	170,075		(55,000)	119,000
Common stock issued for services	200,000	200	49,800			50,000
Common stock issued for directors’ fees	110,000	110	21,890			22,000
Common stock issued for officers’ fees	4,000,000	4,000	76,000			80,000
Rescinded shares	(4,300,000)	(4,300)	4,300			-

Net income for period ending December 31, 2018	-	-	-	(300,797)	-	(300,797)

Balance, December 31, 2018 (unaudited)	64,371,162	$64,371	$3,074,665	$(3,106,595)	$-	$32,441

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2018	2017
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(300,797)	$(60,384)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of lease payments	-	-
Amortization of debt discount	5,351
Common stock issued for services	50,000	-
Common stock issued for officers’ and directors’ fees	22,000	-
Loss on issuance of convertible debt	71,158	-
Gain on revaluation of derivative liability	(35,753)	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	(1,397)
Increase (decrease) in accounts payable	(8,348)	(803)
Increase (decrease) in accrued interest	(502)	1,302
Decrease (increase) in deferred payroll	53,713	-
Net cash used by operating activities	(139,229)	(61,282)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	119,000	131,500
Proceeds from convertible debt, net	60,000	-
Net cash provided by financing activities	179,000	131,500

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	39,771	70,718
Cash, beginning of period	1,900	5,011
Cash, end of period	$41,671	$75,229
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$80,000	$-

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2018

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2018. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018 and December 31, 2018.

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

The Company has mineral leases of $101,948 and convertible debt of $5,351 measured at fair value at December 31, 2018.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $3,106,595. The Company’s working capital deficit is $188,240.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 8.

NOTE 3 – MINING CLAIMS AND LAND

Alaska Mineral Lease and Option to Purchase

On April 5, 2016, the Company signed a Lease Agreement with Option to Purchase thirty contiguous mining claims known as the Caribou Mining Claims consisting of 4,800 acres in the State of Alaska. The agreement consists of two parts, an Option to Purchase and until such time as the Option to Purchase is exercised, the Agreement is considered a lease. The Company has chosen to make an early adoption of ASC 842-Lease, as a result the Company initially recognized an Investment in Mineral Lease asset of $336,000, and a Mineral Lease liability of $336,000, based on the discounted future lease payments. The balance of the Mineral Lease liability was $216,817 at December 31, 2018 and September 30, 2018, respectively. This was a related party transaction.

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments
Due Before	Amount
December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount
April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during year ended September 30, 2018	0
Balance at September 30, 2018	$240,000
Paid during the period ended December 31, 2018	0
Balance at December 31, 2018

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

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties havebeen incurred as of December 31, 2018 or September 30, 2018.

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

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the seventh anniversary of the effective date of the agreement which would be December 18, 2024 by remitting $1,000,000. In order to maintain the Option to Purchase the Company must make six annual payments all of which will be credited to the purchase price beginning on December 18, 2018 and continuing until December 18, 2023.

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount
June 18, 2018	$20,000
December 18, 2018	30,000
December 18, 2019	30,000
December 18, 2020	30,000
December 18, 2021	30,000
December 18, 2022	30,000
December 18, 2023	30,000

Total	$200,000

The parties to the lease amended the payment schedule to indefinitely defer $35,000 in lease payments from the June 18, 2018 and December 18, 2018 payment periods.

There was additional consideration of 500,000 warrants to purchase shares of common stock value.

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of December 31, 2018.

The parties to the lease amended the payment schedule to defer $7,500 in lease payments indefinitely.

Helen G Mineral Lease

On March 8, 2018, the Company signed a Lease Agreement for three patented mining claims known as the Helen G. (a/k/a Allen G), Mill and Star Lode Claims, located in the State of Wyoming.

Under the agreement a royalty shall be paid as follows:

•	If the monthly average per troy ounce of gold is over $1,500 the royalty shall be 3.5% of net smelter returns.

•	If the monthly average per troy ounce of gold is greater than $1,400 but less than $1,500, the royalty shall be 3.0% of net smelter returns.

•	If the monthly average per troy ounce of gold is greater than $1,300 but less than $1,400, the royalty shall be 2.5% of net smelter returns.

•	If the monthly average per troy ounce of gold is $1,300 or less the royalty shall be 2.0% of net smelter returns.

No royalties have been incurred as of December 31, 2018.

Lease

In order to maintain its lease the Company shall make a $2,500 advance royalty payments at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company to timely tender the advance royalty payment may terminate this lease.

NOTE 4 – EQUITY PURCHASE AGREEMENT

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

NOTE 5 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00, together with interest, with a maturity date of November 27, 2019. The Company agreed to pay interest on the unpaid principal balance at the rate of 12%per annum from the date thereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock. The conversion price shall be equal to the Variable Conversion Price, which is 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1770 was $131,158 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $131,158 valuation of the conversion feature, $71,158 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

NOTE 6 – COMMON STOCK

Upon formation the authorized capital of the Company was 2,000,000 shares of common stock with a par value of $.05, in 1953 the Company increased the authorized capital to 3,000,000 shares of common stock, in 1985 the authorized capital was again increased to 10,000,000 shares of common stock, and in 2014 the Company increased the authorized capital to 100,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.10.

During the year ended September 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $224,100; 1,275,000 shares of common stock for cash of $55,000 that were unissued as of September 30, 2018;300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.00

During the three month period ended December 31, 2018, the Company issued 2,650,000 shares of common stock for cash of $119,000; 1,275,000 shares that were paid for but unissued as of September 30, 2018; 200,000 shares of common stock for services valued at $50,000; 110,000 shares for directors’ fees valued at $22,000; and 4,000,000 shares for settlement of accumulated officers’ fees valued at $80,000.

Additionally, In 2016, former management of the Company negotiated a contract with M6 Limited, a stock promotion company, in which M6 would collectively receive an advanced payment of 4.3 million shares of Company common stock for certain promotional services. M6 itself received 2 million shares, an affiliated company, Maximum Harvest LLC, received 1.3 million shares and an affiliate of M6, Hahn M. Nguyen, received 1 million shares. In 2018, current management determined that it was not in the best interest of the Company to pursue the services and therefore terminated the contract with M6. The 4.3 million shares of common stock have been rescinded and, with the consent of M6, the process for the physical return of the shares is near completion.

The following warrants were outstanding at December 31, 2018:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. The balance of principal and interest at December 31, 2018 and September 30, 2018 was $9,967 and $9,660, respectively.

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2018 and September 30, 2018 was $57,127 and $55,342, respectively, the companies had directors in common until October 31, 2018.

A family member of an officer provides investor relations consulting services and other administrative functions to the Company, during the period ended December 31, 2018, $10,000 was paid in cash for consulting; during the period ended December 31, 2017, $4,500 was paid in cash.

NOTE 8 – INCOME TAXES

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December31, 2018 the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	September 30, 2018
Net operating loss carryforwards	3,106,595	2,805,798
Deferred tax asset	949,129	885,961
Valuation allowance for deferred asset	(949,129)	(885,961)
Net deferred tax asset	-	-

At December 31, 2018 and September 30, 2018, the Company has net operating loss carryforwards of approximately $3,106,595 and $2,805,795 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2018 to December 31, 2018 was $63,168.

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

NOTE 9 – SUBSEQUENT EVENTS

On or about October 1, 2018, the Company entered into an Equity Purchase Agreement, by and between the Company and Crown Bridge Partners, LLC (see Note 4 above for a discussion of this Agreement), and on or about November 27, 2018, the Company issued a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00 (see Note 5 above for a discussion of this Agreement).

Pursuant to a Board of Directors resolution dated November 8, 2018, the Board of Directors authorized the Company to investigate and negotiate a merger with Newco, two newly formed corporate entities with unrelated businesses. The investigation is continuing and negotiations for a proposed merger have not commenced.

Pursuant to a Board of Directors resolution dated December 13, 2018, the Company was authorized to renew the contract with Peter Papasavas of Papasavas Law Group, LLC to act as outside general counsel to provide legal services for a flat fee of one million shares issued upon an agreed upon date and the payment of a retainer in the amount of $10,000 in January 2019, and an additional nine (9) monthly installments of $5,000.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. In addition to historical financial information, this discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Consolidated Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on January 15, 2019.

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

The Company’s long-term goals are: (i) to develop both properties; (ii) to position the Company for a possible acquisition by a major mining company; and (iii) to pursue other business opportunities, including actively pursuing mergers and/or acquisitions, both related and unrelated to our existing mining activities with the view of generating cash flow from operations, which our existing mining activities have not accomplished. The short-term goal is to: (i) complete raising funds privately for the immediate development of the Hidden Hand Mine, one of the patented claim blocks the Company leases on the Wyoming property, and (ii) to increase the number of claims under its control. We estimate that the budget for doing so is $1,804,000; $1,573,000 of that would be for development costs and $231,000 of that would be for operating costs. To the extent commercial mineralization is located and exploited, any resulting profits would then be invested in the development of the Iditarod Gold Project. The two year operational budget for that Project is expected to amount to $2,970,000. The Company is also actively investigating and evaluating merger opportunities with other companies, including some outside the mining area.

Overview

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain had a net loss for the three-month periods ended December 31, 2018 and 2017 of $300,797 and $60,384, respectively. Mineral Mountain’s loss for fiscal year 2018 is due primarily to the increase in operating expenses in four categories: general and administrative expenses of $78,591; legal and professional fees of $51,593; payroll expense of $99,110; and mineral property expense of $27,301. Mineral Mountain’s loss for the fiscal year ended December 31, 2017 is due primarily to general and administrative expenses of $44,757 and professional fees of $14,325.

Mineral Mountain’s primary, near term business objective is to raise sufficient capital to retain Mineral Mountain’s current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain had budgeted approximately $450,000 for the year ending 2018 to cover Mineral Mountain’s accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $300,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain’s land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During the fiscal year ended September 30, 2018 and three-month period ended December 31, 2018, our principal sources of liquidity included cash received from related party notes payable, issuance of convertible debt and sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance our objectives. For the three-month periods ended December 31, 2018 and 2017, net cash used by operating activities totaled $139,229 and $61,282, respectively. The change between 2017 and 2018 is primarily attributed to the increase in non-cash issuances of common stock for services in 2018 as compared to 2017. Net cash provided by financing activities totaled $179,000 and $131,500 for the three-month periods ending December 31, 2018 and 2017, respectively. The change between 2017 and 2018 is primarily attributed to the issuance of convertible debt in 2018. The cash decreased to $41,671 at December 31, 2018 from $75,229 at December31, 2017, principally reflecting the net cash used by operations during the period, offset by the sales of common stock and issuance of convertible debt.

Because Mineral Mountain does not anticipate earning revenues from mining operations in the foreseeable future, Mineral Mountain has sought additional financing from the public or private debt or equity markets to continue to protect Mineral Mountain’s properties and to continue exploring and acquiring additional projects. There can be no assurance that Premium Exploration, Mr. Ryan, or others will continue to advance funds to Mineral Mountain or that Mineral Mountain’s efforts to obtain additional financing will be successful.

As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $3,106,595 and $2,805,798 for the three-month periods ending December 31, 2018 and September 30, 2018, respectively. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $25,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. We believe that we will generate sufficient financing from the Equity Purchase Agreement in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in providing sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Results of Operations

For the Three Months Ended December 31, 2018 compared with the Three Months Ended December 31, 2017

Net Loss

Net loss for the three months ended December 31, 2018 was $300,797 compared to net loss of $60,384 for the three months ended December 31, 2017.

Operating expenses of $260,544 for the three months ended December 31, 2018 included general and administrative fees of $78,591, professional fees of $51,593, officers’ fees of $99,110 and mineral property expense of $27,301. Operating expenses of $59,082 for the three months ended December 31, 2017 consist of general and administrative fees of $44,757 and professional fees of $14,325.

Revenues

We recorded no revenues for either the three months ended December 31, 2018 or the three months ended December 31, 2017.

Although we continue to engage in negotiations regarding mineral leasing arrangements, pursue a carefully focused development program, and conduct other activities intended to eventually produce operational revenue in the future, no revenue was recognizable for the periods presented.

General and Administrative Expenses

Total general and administrative expenses increased to $78,591 for the three months ended December 31, 2018 compared to $44,757 for the three months ended December 31, 2017.

Liquidity and Capital Resources

Our current assets were $41,671 at December 31, 2018. Working capital was a negative $188,240 as of December 31, 2018. We believe we have the ability to manage our expenses while we invest in growing our top line and therefore believe that the Company’s cash and cash equivalents are sufficient to meet our liquidity needs for at least the next twelve months from the issuance date of this filing.

Cash used in operating activities was approximately $139,229 for three months ended December 31, 2018, as compared to $61,282 for the three months ended December 31, 2017. Cash provided by financing activities was approximately $179,000 for the three months ended December 31, 2018 compared to $131,500 for the three months ended December 31, 2017.

Contractual Obligations

Other than lease obligations stated above, as of December 31, 2018, we have contractual obligations relating to debt or anticipated debt, as follows:

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

On or about November 27, 2018, the Company issued a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00, together with interest, with a maturity date of November 27, 2019. The Company agreed to pay interest on the unpaid principal balance at the rate of 12%per annum from the date thereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock. The conversion price shall be equal to the Variable Conversion Price, which is 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid a fee of $3,000 related to the convertible debt which is recorded as debt discount and will be amortized over the life of the note.

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of December 31, 2018 Amount	As of September 30, 2018 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. The balance of principal and interest at December 31, 2018 was $9,967.

The loans from Premium Exploration bear interest at 10% per annum and are due on July 1, 2019. The balance of principal and interest at December 31, 2018 was $54,895.

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

Item 4. Disclosure Controls and Procedures

As of December 31, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the quarter ended December 31, 2018 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2018.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

There were sales of equity securities by the Company during the quarter ended December 31, 2018 as identified below. The sales were completed pursuant to a Form D offering filed on or about February 25, 2018.

The following shares were issued from October 1, 2018 through to December 31, 2018 for director, officer and/or consultant services rendered as follows:

Date of Issue	Recipient Name	Aggregate Price Per Share	Approximate Value of Services Received by Registrant	Shares Issued
11/08/2018	Peter Papasavas – legal services	$0.25	$50,000	200,000
11/08/2018	Michael Miller - director	$0.20	$8,000	40,000
11/08/2018	Ulises de la Garza - director	$0.20	$6,000	30,000
11/08/2018	Felix Keller - director	$0.20	$8,000	40,000
11/27/2018	Sheldon Karasik	$0.02	$80,000	4,000,000
TOTAL			$152,000	4,310,000

By Board resolution, the following shares were issued and sold from October 1, 2018 through to December 31, 2018 for a price of up to $0.05 per share, to each of the following:

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
10/1/2018	Francia Gomez	common at .05 per share	$20,000	400,000
10/22/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
10/22/2018	Jonathan Ogle	common at .05 per share	$20,000	400,000
11/08/2018	Jeffery Ogle	common at .05 per share	$20,000	400,000
11/21/2018	Encore Tix	common at .04 per share	$10,000	250,000
11/27/2018	Ray Kohn	common at .05 per share	$1,000	20,000
11/27/2018	Stillmont Advisors	common at .04 per share	$25,000	625,000
TOTAL			$121,000	2,720,000

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

Mineral Mountain Mining & Milling Company

Dated: February 13, 2019	By:	/s/ Sheldon Karasik
Sheldon Karasik
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

