Form 10-K/A
period 2018-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-03-06
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

66,619,733 common shares as of March 5, 2019

Explanatory Note

Mineral Mountain Mining & Milling Company (“we”, “our”, the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to restate portions of the following items of our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which we originally filed with the Securities and Exchange Commission on January 15, 2019 (the “Original Form 10-K”):

(i)	Item 7 of Part II “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(ii)	Item 8 of Part II “Financial Statements and Supplementary Data”

(iii)	Item 15 of Part IV “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, the “Controls and Procedures” section, Item 9A of Part II, and our financial statements formatted in Extensible Business Reporting Language (XBRL).

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements included in the Original Form 10-K should be restated and amended to reflect this change.

In the Original Form 10-K, the Company determined that it had made a possible error in how it implemented ASU No. 2016-02, Leases as it relates to the Alaska Mineral Lease and Option to Purchase. The ASU-842-10-15 scope exception states that the topic does not apply to “Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. This includes rights to explore for those natural resources and rights to use the land in which those natural resources are contained (that is, unless those rights of use include more than the right to explore for natural resources), but not equipment used to explore for the natural resources”. The Company believed that there was an infrastructure asset present on the Company’s leased property in the form of unpaved roads and an exclusive right to use that infrastructure pursuant to the terms of the Alaska Mineral Lease that met the requirement that the lease include more that the right to explore for natural resources. Company Management has since determined that this infrastructure asset may not meet that criteria, and as a result the Company has restated the accompanying financial statements to reflect this change (See Note 3 of the accompanying Financial Statements for a summary of the changes to the financial statements).

This report on Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive/Financial Officer are given as of a current date. Except as discussed above and as further described in Notes 2, 3, 4, 7 and 8 to the audited consolidated financial statement, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-K or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (RESTATED)

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

 Mineral Mountain also has two leases through its wholly owned subsidiary, Lander Gold Mines, Inc., near Lewiston, Wyoming. It has leases on twenty-two claim blocks (six patented and sixteen unpatented) and we are staking additional claims adjacent to or nearby the leased claims. Aside from the six patented claims, the remainder of the claims is on land managed by the Bureau of Land Management. The leased claims are within close proximity to a permitted mill available for processing on a per ton basis.

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

Overview (Restated)

Mineral Mountain is an early stage mineral exploration company. Our primary expenditures at this stage consist of payment of various governmental fees to maintain the priority of our unpatented mining claims, payment of our debt service, payment of exploration services, payment of accounting and legal fees, and general office expenses.

Mineral Mountain's losses for the years ended September 30, 2018 and September 30, 2017 were $463,335 and $154,028, respectively. Mineral Mountain's loss for fiscal year 2018 is due primarily to operating expenses in four categories: general and administrative expenses of $193,017; legal and professional fees of $74,662; officers’ fees of $140,742 and exploration expense of $47,262. Mineral Mountain’s loss for fiscal year 2017 is due primarily to operating expenses in three categories: general and administrative expenses of $51,058; legal and professional fees of $40,000; and exploration expenses of $60,846.

Mineral Mountain's primary, near term business objective is to raise sufficient capital to retain Mineral Mountain's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain had budgeted approximately $300,000 for the year ending 2018 to cover Mineral Mountain's accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $500,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain's land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During the years ended September 30, 2017 and September 30, 2018, our principal sources of liquidity included cash received from related party notes payable and sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $283,411 and $104,904 for the years ending September 30, 2018 and 2017, respectively. The change between 2018 and 2017 is primarily attributed to the increase in non-cash issuances of common stock for services, warrants issued and for directors’ fees in 2018 as compared to 2017. Net cash provided by financing activities totaled $280,300 and $69,000 for the years ending September 30, 2018 and 2017, respectively. The change between 2018 and 2017 is primarily attributed to the increase in issuances of common stock for cash in 2018 as compared to 2017. The cash decreased to $1,900 at September 30, 2018 from $5,011 at September 30, 2017.

Beginning in January, 2015 and through September 30, 2017, Mineral Mountain borrowed funds principally from John Ryan and his affiliates (the “Ryan Group”) to fund the minimum activities of Mineral Mountain. As of September 30, 2018, we have debts owed of approximately:

•	$9,660.00 to John J Ryan, the son of Mineral Mountain's Vice President; and

•	$55,342.11 to Premium Exploration (USA), Inc., a Nevada corporation. Premium Exploration is a company of which Mr. Ryan is President and is also in the mineral exploration and development business.

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

  As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $3,026,479 and $2,563,144 for the years ending September 30, 2018 and September 30, 2017, respectively. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which we anticipate to average approximately $40,000 per month, management’s plans for the next twelve months include approximately $300,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. We believe that we will generate sufficient financing from the Equity Purchase Agreement in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in providing sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

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

Recent Accounting Pronouncements (Restated)

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard became effective for calendar years beginning after December 15, 2018. The Company early adopted ASC 842, but we have recently determined the scope exception applied, resulting in the recognition that all lease payments will be expensed as incurred and are included in mineral property expense.

In March 2016, The FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718). This ASU was issued as part of the FASB’s simplification initiative and affects all entities that issued share-based payment awards to their employees. This standard covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU will be effective for annual periods ending after December 15, 2016 and interim periods beginning after December 15, 2016 with early adoption permitted. We do not believe the impact of adopting ASU 2016-09 has materially impacted our consolidated financial statements.

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

Correction of an Error

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements should be restated and amended to reflect this change.

The Company determined that it had made an error in how it implemented ASU No. 2016-02, Leases as it relates to the Alaska Mineral Lease and Option to Purchase. The ASU-842-10-15 scope exception states that the topic does not apply to “Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. This includes rights to explore for those natural resources and rights to use the land in which those natural resources are contained (that is, unless those rights of use include more than the right to explore for natural resources), but not equipment used to explore for the natural resources”. The Company believed that there was an infrastructure asset present on the Company’s leased property in the form of unpaved roads and an exclusive right to use that infrastructure pursuant to the terms of the Alaska Mineral Lease that met the requirement that the lease include more that the right to explore for natural resources. Company Management has since determined that this infrastructure asset may not meet that criteria, and as a result the Company has restated the accompanying financial statements to reflect this change (See Note 3 of the accompanying Financial Statements for a summary of the changes to the financial statements).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (RESTATED)

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

Consolidated Statements of Operations Data:	Year Ended September 30, 2018 (Restated)	Year Ended September 30, 2017 (Restated)

Revenue	$-	$-
Costs and expenses:
Cost of revenue		-
Exploration expense	47,262	60,846
Sales and marketing		-
General and administrative	193,016	51,058
Professional fees	74,662	40,000
Officers’ fees	140,742	-
Total costs and expenses	455,682	151,904

Loss from operations	(455,682)	(151,904)
Interest income	-	-
Interest expense	(5,652)	(2,124)
Other income (expense), net	(2,000)	-
Loss before income taxes	(463,334)	(154,028)
Income tax benefit (expense)	-	-
Net loss	$(463,334)	$(154,028)

Net loss per share common stockholders:
Basic and Diluted (1)	$(0.01)	$(0.00)

Weighted Average Number of Common Stock Shares Outstanding, Basic and Diluted	58,750,329	52,316,162

____________

(1)

See Note 2 of the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of how we compute basic and diluted net loss per share attributable to common stockholders.

Consolidated Balance Sheets Data:	September 30, 2018 (Restated)	September 30, 2017 (Restated)
Cash, cash equivalents, and marketable securities	$1,900	$5,011
Working capital	(158,443)	(65,143)
Total assets	1,900	5,011
Total liabilities	160,343	70,154
Additional paid-in capital	2,752,600	2,444,186
Accumulated deficit	(3,026,479)	(2,563,145)
Total stockholders’ equity	$158,443	$65,143

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

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and intends to fund operations through equity financing which may be insufficient to fund its capital expenditures. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Emphasis of Matter

As discussed in Note 3 to the financial statements, the financial statements have been reissued and revised to change the accounting for a mineral lease that was originally capitalized under the Company’s early adoption of ASC 842. The Company subsequently determined the scope exception applied and all lease payment have been expensed as mineral property expense. Our opinion is not modified with respect to this matter.

Fruci & Associates II, PLLC

We have served as the Company’s auditor since 2017.

Spokane, Washington

January 14, 2019, except as to the Restatement of Previously Issued Financial Statements as discussed in Note 3, which is as of February 28, 2019

* (See Exhibit 8.1 for original Audit Report of Fruci & Associates II, PLLC).

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS (RESTATED)
	September 30	September 30
	2018	2017
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,900	$5,011
Total Current Assets	1,900	5,011

TOTAL ASSETS	$1,900	$5,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,084	$10,804
Accrued interest	8,002	2,350
Deferred payroll	74,257	-
Notes payable – related party	57,000	57,000
Total Current Liabilities	160,343	70,154

TOTAL LIABILITIES	160,343	70,154

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 60,436,162 and 53,816,162 shares issued and outstanding	60,436	53,816
Additional paid-in capital	2,752,600	2,444,186
Shares to be issued	55,000	-
Accumulated deficit	(3,026,479)	(2,563,145)
Total Stockholders’ Deficit	(158,443)	(65,143)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,900	$5,011

*The accompanying notes are an integral part of these consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
	Year Ended September 30
	2018	2017
	(Restated)	(Restated)

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	74,662	40,000
General and administrative	193,017	51,058
Officers’ fees	140,742	-
Mineral property expense	47,261	50,846
Mineral property option	-	10,000
TOTAL OPERATING EXPENSES	455,682	151,904

LOSS FROM OPERATIONS	(455,682)	(151,904)

OTHER INCOME (EXPENSES)
Interest expense	(5,652)	(2,124)
Other Expense	(2,000)	-
TOTAL OTHER INCOME (EXPENSES)	(7,652)	(2,124)

LOSS BEFORE TAXES	(463,334)	(154,028)

INCOME TAXES	-	-

NET LOSS	$(463,334)	$(154,0281)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	58,750,329	52,316,162

*The accompanying notes are an integral part of these consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (RESTATED)
			Additional			Total
	Common Stock		Paid-in	Accumulated	Shares to be	Stockholders'
	Shares	Amount	Capital	Deficit	Issued	Equity

Balance, September 30, 2016	48,816,162	$48,816	$2,349,186	$(2,409,117)	$40,000	$28,885

Common stock issued for cash	3,000,000	3,000	50,333		(40,000)	13,333
Common stock issued for services	2,000,000	2,000	38,000			40,000
Warrants			6,667			6,667
Net loss for period ending September 30, 2017	-	-	-	(154,028)	-	(154,028)
Balance, September 30, 2017	53,816,162	$53,816	$2,444,186	$(2,563,145)	$-	$(65,143)

Common stock issued for cash	5,760,000	5,760	218,340		55,000	279,100
Common stock issued for services	300,000	300	45,200			45,500
Common stock issued for reimbursement of mineral claims	500,000	500	4,540			5,040
Warrants issued for directors’ fees	-	-	39,194			39,194
Exercise of warrants	60,000	60	1,140			1,200
Net loss for period ending September 30, 2018	-	-	-	(463,334)	-	(463,334)
Balance , September 30, 2018	60,436,162	$60,436	$2,752,600	$(3,026,479)	$55,000	$(158,443)

*The accompanying notes are an integral part of these consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
	Year Ended
	September 30,
	2018	2017
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(463,334)	$(154,028)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Common stock issued for services	45,500	40,000
Common stock issued for reimbursement of mineral claim fees	5,040	-
Warrants issued for directors' fees	39,194	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	10,283	7,000
Increase (decrease) in accrued interest	5,650	2,124
Decrease (increase) in deferred payroll	74,256	-
Net cash used by operating activities	(283,411)	(104,904)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	279,100	20,000
Proceeds from note payable	-	50,000
Payment of note payable	-	(1,000)
Proceeds from conversion of warrants	1,200
Net cash provided by financing activities	280,300	69,000
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,111)	(35,904)
Cash, beginning of period	5,011	40,915
Cash, end of period	$1,900	$5,011
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

*The accompanying notes are an integral part of these consolidated financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY

AND SUBSIDIARIES

Notes to Financial Statements (Restated)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Basis of Presentation

The consolidated financial statements incorporate the accounts of Mineral Mountain Mining & Milling Company and its wholly owned subsidiaries. subsidiaries.adic Gold Mines, Inc.ough its sibuld All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $3,026,479. The Company's working capital deficit is $158,443.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 7.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. The new standard: (a) clarifies the definition of a lease; (b) requires a dual approach to lease classification similar to current lease classifications; and, (c) causes lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. The standard became effective for calendar years beginning after December 15, 2018. The Company early adopted ASC 842, but we have determined the scope exception applied, resulting in the recognition that all lease payments will be expensed as incurred and are included in mineral property expense.

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2018 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the lease payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant the scope exception of ASC 842. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements, including the fiscal years ended September 30, 2017 and September 30, 2018, should be restated and amended to reflect this change.

The Company determined that it had made an error in how it implemented ASU No. 2016-02, Leases as it relates to the Alaska Mineral Lease and Option to Purchase. The ASU-842-10-15 scope exception states that the topic does not apply to “Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. This includes rights to explore for those natural resources and rights to use the land in which those natural resources are contained (that is, unless those rights of use include more than the right to explore for natural resources), but not equipment used to explore for the natural resources”. The Company believed that there was an infrastructure asset present on the Company’s leased property in the form of unpaved roads and an exclusive right to use that infrastructure pursuant to the terms of the Alaska Mineral Lease that met the requirement that the lease include more than the right to explore for natural resources. Company Management has since determined that this infrastructure asset may not meet that criteria, and as a result the Company has restated the accompanying financial statements to reflect this change.

The cumulative effect of the change on retained earnings at October 1, 2016 was an increase of $331,332.

The effects of the error correction are as follows:

	Originally	Restatement
Consolidated Balance Sheets	Reported	Adjustment	As Restated
As of September 30, 2018
Investment in mineral lease	$336,000	$(336,000)	$-
Mineral lease, net	$101,498	$(101,498)	$-
Long term mineral lease liability	$216,817	$(216,817)	$-
Accumulated deficit	$(2,805,798)	$(220,681)	$(3,026,479)
Earnings per share	$-	$-	$-

	Originally	Restatement
Consolidated Balance Sheets	Reported	Adjustment	As Restated
As of September 30, 2017
Investment in mineral lease	$336,000	$(336,000)	$-
Mineral lease, net	$101,498	$(101,498)	$-
Accrued lease payments	$20,000	$(20,000)	$-
Long term mineral lease liability	$212,318	$(212,318)	$-
Accumulated deficit	$(2,282,645)	$(280,500)	$(2,563,145)
Earnings per share	$-	$-	$-

	Originally	Restatement
Consolidated Statements of Operations	Reported	Adjustment	As Restated
For the year ended September 30, 2018
Mineral Property Expense	$79,321	$(59,819)	$19,502
Total operating expenses	$515,501	$(59,819)	$455,682

	Originally	Restatement
Consolidated Statements of Operations	Reported	Adjustment	As Restated
For the year ended September 30, 2017
Mineral Property Expense	$101,679	$(41,860)	$50,846
Total operating expenses	$202,737	$(50,833)	$151,904

	Originally	Restatement
Consolidated Statements of Cash Flows	Reported	Adjustment	As Restated
For the year ended September 30, 2018
Amortization of mineral lease	$50,833	$(50,833)	$-

A discussion of the Company’s improvements in its disclosure controls and procedures is contained in Item 9A, the “Controls and Procedures” section of this Annual Report.

NOTE 4 – MINING CLAIMS AND LAND (RESTATED)

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

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as mineral property expense.

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

NOTE 5 – COMMON STOCK

Upon formation the authorized capital of the Company was 2,000,000 shares of common stock with a par value of $.05, in 1953 the Company increased the authorized capital to 3,000,000 shares of common stock, in 1985 the authorized capital was again increased to 10,000,000 shares of common stock, and in 2014 the Company increased the authorized capital to 100,000,000 shares of common stock with a par value of $.001 and created 10,000,000 shares of preferred stock with a par value of $.10. All amounts in the foregoing financials reflect this change.

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

A family member of an officer provides investor relations consulting services and other administrative functions to the Company, during the period ended September 30, 2018, $44,400 was paid in cash for consulting; during the period ended September 30, 2017, $13,950 was paid in cash and $3,000 in common stock for consulting; during the period ended September 30, 2016, $7,000 was paid in cash; $10,000 was paid in cash for consulting; during the period ended December 31, 2017, $4,500 was paid in cash.

NOTE 7 – INCOME TAXES (RESTATED)

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

Significant components of the deferred tax assets at an anticipated tax rate of 34% for the period ended September 30, 2017 and 21% for the period ended September 30, 2018 are as follows:

	September 30, 2018	September 30, 2017
Net operating loss carryforwards	3,025,479	2,563,145
Deferred tax asset	968,769	871,469
Valuation allowance for deferred asset	(968,769)	(871,469)
Net deferred tax asset	-	-

At September 30, 2018 and September 30, 2017, the Company has net operating loss carryforwards of approximately $3,025,000 and $2,563,000 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2017 to September 30, 2018 was $97,300.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the December 31, 2017 fiscal year using a Federal Tax Rate of 21%. The remeasurement of the deferred tax assets resulted in a $60,234 reduction in tax assets to $968,769 from an estimate of $1,029,003 that the assets would have been using a 35% effective tax rate.

NOTE 8 – SUBSEQUENT EVENTS (RESTATED)

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company has agreed to issue to Crown Bridge shares of the Company's Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million Dollars ($5,000,000.00) (the “Shares”), in accordance with the terms of the Equity Purchase Agreement. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company is required to register with the SEC the following shares of Common Stock: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended (the “Securities Act”) relating to the resale of the Put Shares.

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

By Board resolution, the following shares were issued from October 1, 2018 through March 4, 2019 for director, officer and/or consultant services rendered as follows:

Date of Issue	Recipient Name	Aggregate Price Per Share	Approximate Value of Services Received by Registrant	Shares Issued
11/08/2018	Peter Papasavas – legal services	$0.25	$50,000	200,000
11/08/2018	Michael Miller - director	$0.20	$8,000	40,000
11/08/2018	Ulises de la Garza - director	$0.20	$6,000	30,000
11/08/2018	Felix Keller - director	$0.20	$8,000	40,000
11/27/2018	Sheldon Karasik	$0.02	$80,000	4,000,000
1/31/2019	Peter Papasavas – legal services	$0.10	$100,000	1,000,000
TOTAL			$252,000	5,310,000

There were sales of equity securities by the Company after the year ended September 30, 2018 as identified below. The sales were completed pursuant to a Form D offering filed on or about February 25, 2018. By Board resolution, the following shares were issued and sold from October 1, 2018 through February 28, 2019 for a price of up to $0.05 per share, to each of the following:

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

By Board of Directors resolution dated January 15, 2018, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled 39,194 at the issuance date and this amount was recorded as equity. During the second quarter period ending March 31, 2018 60,000 options were exercised at a price of $.02 for cash in the amount of $1,200.00 by Director Felix Keller.

Additionally, the Board of Directors resolution dated January 15, 2018 approved an annual salary of $195,000 for the CEO and Chairman, Sheldon Karasik. Mr. Karasik’s calendar 2018 salary is $195,000 plus a $50,000 bonus which was awarded on November 8, 2018. He was paid a total of $111,516 during calendar year 2018. He also received 4 million shares in lieu of $80,000 of unpaid salary. He has deferred $3,485 in salary plus the $50,000 bonus, thus totaling $53,485 in deferred unpaid salary and bonus.

By Board of Directors resolution dated November 8, 2018, bonuses were awarded as follows: 40,000 shares to Director Felix Keller, 40,000 shares to Director Michael Miller, 30,000 shares to Director Ulises de la Garza and 200,000 shares to Peter Papasavas.

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

Pursuant to a Board of Directors resolution dated December 13, 2018, the Company was authorized to renew the contract with Peter Papasavas of Papasavas Law Group, LLC to act as outside general counsel to provide legal services for a flat fee of one million shares issued upon an agreed upon date and the payment of a retainer in the amount of $10,000 in January 2019, and an additional nine (9) monthly installments of $5,000. In accordance with this retainer contract, on January 31, 2019, 1,000,000 shares of common stock were issued to Mr. Papasavas.

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the lease payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant the scope exception of ASC 842. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements, including the fiscal years ended September 30, 2017 and September 30, 2018, should be restated and amended to reflect this change. See Note 2.

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

ITEM 9A. CONTROLS AND PROCEDURES

We are evaluating, developing and implementing “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conduct an ongoing evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and/or Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on this continuing Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and certain changes are being implemented in our internal controls as of March 1, 2019, which is identified below in Management’s Annual Report on Internal Control over Financial Reporting. The recent decision to restate certain information in annual and quarterly financial statements covering the period beginning with the fiscal year ending September 30, 2018 through February 14, 2019 as a result of the accounting treatment of the Company’s Alaska Mineral Lease has highlighted the need to improve our internal controls and procedures, in particular the importance of improving time management and communications in the preparation of our periodic reports. As discussed below, the Company has taken and intends to take numerous steps to improve its periodic financial reporting and to continue to evaluate improvements it can make to any disclosure controls and procedure deficiencies.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013”) in Internal Control–Integrated Framework. Based on this assessment, management determined that, during the fiscal year ended September 30, 2018 and up to and including March 1, 2019, our internal controls and procedures require improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

1. The Company did not have effective policies and procedures in place to provide adequate, independent oversight over financial reporting, timely preparation and review of accounting records, and there is a lack of segregation of duties. As the Company grows and operations increase, it is important for management to establish, document, and communicate consistent processes over financial reporting to ensure accuracy over financial data, to prevent and detect fraud, and to increase segregation of duties.

2. The Company did not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. Due to a lack of resources and personnel, the absence of documented policies does not make it possible to ensure both routine and non-routine financial information is recorded and reviewed in a timely manner and, particularly in the event the Company grows, does not meet the requirements of the SEC for good internal controls.

3. The Company should improve maintenance and access to a centralized location for current and historical business records, including the maintenance of both hard copies and digital records on a timely basis.

4. The Company should execute agreements for all employment and consulting services provided to include the scope of services provided, the effective period of the agreement and the consideration for services rendered.

5. The limited management personnel does not allow the Company to provide an appropriate level of oversight of the Company’s financial reporting or internal control over financial reporting. This level of oversight would include the ability to challenge management’s accounting for and reporting of transactions and reduce the risk of management override.

6. The need to improve time management and calendaring of financial payment and reporting procedures and to establish procedures for facilitating between management, outside counsel, the outside auditor and accounting staff.

7. The need to file periodic financial statements and reports using XBRL in addition to html forms.

8. A material weakness concerning the Company’s accounting for mineral leases and the appropriate and consistent accounting treatment for such mineral leases.

During the most recent fiscal year and quarter, the Company adopted certain procedures to address areas of improvement in internal controls over financial reporting, including as follows:

1.       Establishing mandatory communications procedures among those persons who are involved in financial reporting activities.

2.       Establishing calendar procedures for repetitive payments and budgeting issues on a three year future cycle and routine updating of information input.

3.       Establishing more effective and timely procedures for digitizing financial and contract documents and other company records, including increasing the frequency in which such records are digitized and communicated to internal accounting, and making improvements to hard copy record keeping and filing requirements.

4.       Improving Company policies relating to travel and reimbursement records and requests.

The Company is further adopting certain procedures to address areas of improvement in internal controls over financial reporting from this point forward, including as follows:

1.       Subscribing to and utilizing XBRL for its future periodic reporting requirements.

2.       Improving its periodic financial reporting procedures by allowing additional time in which the information and supporting documents are accessible and available to those persons who are responsible for preparing, reviewing and certifying such reports, and further establishing improved procedures for discussing issues arising from such reports.

3.       Establishing procedures for the execution of employment and services contracts and the digitizing of contract documents and other company records, and making improvements to hard copy record keeping and filing requirements.

4.       Evaluating further cost effective measures to improve and enhance internal control procedures as the Company expands.

 The Company and its management will endeavor to make further improvements to the above noted weaknesses in internal controls once it has adequate funds to do so. Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page 8 and included on pages 9 through 22.

(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

(3) Exhibits.

Exhibit No.	Exhibit Type
8.1*	Audit Report of Fruci & Associates II, PLLC
31.1*	Certification of Principal Executive Officer (Section 302) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer (Section 906) of the Sarbanes-Oxley Act of 2002

______________

*	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal Executive Officer,	March 6, 2019
Sheldon Karasik	Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal Executive	March 6, 2019
Sheldon Karasik	Officer, Principal Financial/Accounting Officer)

Signature	Capacity	Date

/s/ Felix Keller	Director	March 6, 2019
Felix Keller

Signature	Capacity	Date

/s/ Michael S. Miller	Director	March 6, 2019
Michael S. Miller

