Form 10-Q/A
period 2018-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-03-06
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 1

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

_______________________________________________

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

As of March 4, 2019, there were 66,619,733 shares of the issuer’s common stock outstanding.

Explanatory Note

Mineral Mountain Mining & Milling Company (“we”, “our”, the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to restate portions of the following items of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018, which we originally filed with the Securities and Exchange Commission on February 14, 2019 (the “Original Form 10-Q”):

(i)	Item 1 of Part I “Financial Statements”

(ii)	Item 2 of Part I “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

(iii)	Item 6 of Part II “Exhibits”

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1 and 32.1, and our financial statements formatted in Extensible Business Reporting Language (XBRL).

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of a possible error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements included in the Original Form 10-Q should be restated and amended to reflect this change.

In the Original Form 10-Q, the Company determined that it had made a possible error in how it implemented ASU No. 2016-02, Leases as it relates to the Alaska Mineral Lease and Option to Purchase. The ASU-842-10-15 scope exception states that the topic does not apply to “Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. This includes rights to explore for those natural resources and rights to use the land in which those natural resources are contained (that is, unless those rights of use include more than the right to explore for natural resources), but not equipment used to explore for the natural resources”. The Company believed that there was an infrastructure asset present on the Company’s leased property in the form of unpaved roads and an exclusive right to use that infrastructure pursuant to the terms of the Alaska Mineral Lease that met the requirement that the lease include more that the right to explore for natural resources. Company Management has since determined that this infrastructure asset may not meet that criteria, and as a result the Company has restated the accompanying financial statements to reflect this change (See Note 3 of the accompanying Financial Statements for a summary of the changes to the financial statements).

This report on Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive/Financial Officer are given as of a current date. Except as discussed above and as further described in Notes 2, 3, 4, 9 and 10 to the consolidated financial statement, the Company has not modified, or updated disclosures presented in this Amendment. Accordingly, the Amendment does not reflect events occurring after the Original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the restatement is unchanged and reflects disclosures made at the time of the filing of the Original Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS (RESTATED)
	December 31	September 30
	2018	2018
	(Unaudited and Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$41,671	$1,900
Total Current Assets	41,671	1,900

TOTAL ASSETS	$41,671	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$16,685	$21,084
Accrued interest	7,500	8,002
Deferred payroll	47,970	74,257
Notes payable – related party	57,000	57,000
Convertible debt, net	5,351	-
Derivative liability	95,405	-
Total Current Liabilities	229,911	160,343

TOTAL LIABILITIES	229,911	160,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 64,371,162 and 60,436,162 shares issued and outstanding	64,371	60,436
Additional paid-in capital	3,074,665	2,752,600
Shares to be issued	-	55,000
Accumulated deficit	(3,327,276)	(3,026,479)
Total Stockholders’ Deficit	(188,240)	(158,443)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$41,671	$1,900

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (RESTATED)
	Three Months ended December 31
	2018	2017
	(Unaudited and Restated)	(Unaudited and Restated)

REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	55,542	14,325
General and administrative	78,591	34,757
Officers’ fees	99,110	-
Mineral property expense	27,301	-
TOTAL OPERATING EXPENSES	260,544	49,082

LOSS FROM OPERATIONS	(260,544)	(49,082)

OTHER INCOME (EXPENSES)
Interest expense	(4,848)	(1,302)
Loss on issuance of convertible debt	(71,158)	-
Gain on revaluation of derivative	35,753	-
TOTAL OTHER INCOME (EXPENSES)	(40,253)	(1,302)

LOSS BEFORE TAXES	(300,797)	(50,384)

INCOME TAXES	-	-

NET LOSS	$(300,797)	$(50,384)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	65,592,829	55,882,829

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (RESTATED)
			Additional		Shares	Total
	Common Stock		Paid-in	Accumulated	to be	Stockholders'
	Shares	Amount	Capital	Deficit	Issued	Equity

Balance, September 30, 2016	48,816,162	$48,816	$2,349,186	$(2,409,117)	$40,000	$28,885

Common stock issued for cash	3,000,000	3,000	50,333		(40,000)	13,333
Common stock issued for services	2,000,000	2,000	38,000			40,000
Warrants			6,667			6,667
Net loss for period ending September 30, 2017	-	-	-	(154,028)	-	(154,028)
Balance, September 30, 2017	53,816,162	$53,816	$2,444,186	$(2,563,145)	-	$(65,143)

Common stock issued for cash	3,700,000	3,700	127,801			131,501
Net loss for period ending December 31, 2017				(50,384)		(50,384)
Balance, December 31, 2017 (Unaudited)	$57,516,162	$57,516	$2,571,987	$(2,613,529)	$-	$(15,974)

Common stock issued for cash	2,060,000	2,060	90,539		55,000	279,100
Common stock issued for services	300,000	300	45,200			45,500
Common stock issued for reimbursement of mineral claims	500,000	500	4,540			5,040
Warrants issued for directors’ fees	-	-	39,194			39,194
Exercise of warrants	60,000	60	1,140			1,200
Net loss for period ending September 30, 2018	-	-	-	(463,334)	-	(463,334)
Balance , September 30, 2018	60,436,162	$60,436	$2,752,600	$(3,026,479)	$55,000	$(158,443)

Common stock issued for cash	3,925,000	3,925	170,075		(55,000)	119,000
Common stock issued for services	200,000	200	49,800			50,000
Common stock issued for director’s fees	110,000	110	21,890			22,000
Common stock issued for officer’s fees	4,000,000	4,000	76,000			80,000
Rescinded shares	(4,300,000)	(4,300)	4,300			-
Net loss for period ending December 31, 2018				(300,797)		(300,797)
Balance, December 31, 2018 (Unaudited)	$64,371,162	$64,371	$3,074,665	$3,327,276	$-	$(188,240)

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (RESTATED)
	Three Months Ended
	December 31,
	2018	2017
	(Restated and Unaudited)	(Restated and Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(300,797)	$(50,384)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	5,351	-
Common stock issued for services	50,000	-
Common stock issued for officers’ and directors’ fees	22,000	-
Loss on issuance of convertible debt	71,158	-
Gain on revaluation of derivative liabilities	(35,753)	-
Changes in assets and liabilities:
Decrease (increase) in prepaid expense	-	(1,397)
Increase (decrease) in accounts payable	(4,339)	(10,803)
Increase (decrease) in accrued interest	(502)	1,302
Decrease (increase) in deferred payroll	53,713	-
Net cash used by operating activities	(139,229)	(61,282)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	119,000	131,500
Proceeds from convertible debt	60,000	-
Net cash provided by financing activities	179,000	131,500
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	39,771	70,218
Cash, beginning of period	1,900	5,011
Cash, end of period	$41,671	$75,229
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

*The accompanying unaudited notes are an integral part of these unaudited interim financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2018 (Restated and as Filed in the Company’s Form S-1/A, Dated March 1, 2019)

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

The Company has convertible debt of $5,351 measured at fair value at December 31, 2018.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2018, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $3,327,276. The Company’s working capital deficit is $188,240.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25 Income Taxes – Recognition. Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 9.

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the lease payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant to the scope exception of ASC 842. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements should be amended to reflect this change, including in the financial statements for the quarter ending December 31, 2018.

The Company determined that it had made an error in how it implemented ASU No. 2016-02, Leases as it relates to the Alaska Mineral Lease and Option to Purchase. The ASU-842-10-15 scope exception states that the topic does not apply to “Leases to explore for or use minerals, oil, natural gas, and similar nonregenerative resources. This includes rights to explore for those natural resources and rights to use the land in which those natural resources are contained (that is, unless those rights of use include more than the right to explore for natural resources), but not equipment used to explore for the natural resources.” The Company believed that there was an infrastructure asset present on the Company’s leased property in the form of unpaved roads and an exclusive right to use that infrastructure pursuant to the terms of the Alaska Mineral Lease that met the requirement that the lease include more that the right to explore for natural resources. Company Management has since determined that this infrastructure asset may not meet that criteria, and as a result the Company has restated the accompanying financial statements to reflect this change.

The effects of the adjustments on the Company’s previously issued financial statements for the quarters ended December 31, 2018 and December 31, 2017 are summarized as follows:

	Originally	Restatement
Consolidated Balance Sheets (Restated)	Reported	Adjustment	As Restated
As of December 31, 2017
Investment in mineral lease	$336,000	$(336,000)	$-
Mineral lease, net	$176,818	$(176,818)	$-
Accrued lease payments	$10,000	$(10,000)	$-
Long term mineral lease liability	$232,318	$(232,318)	$-
Accumulated deficit	$(2,343,029)	$(270,500)	$(2,613,529)
Earnings per share	$-	$-	$-

Consolidated Statements of Operations
For the quarter ended December 31, 2017
Mineral Property Expense	$10,000	(10,000)	-
Total operating expenses	$59,082	$(10,000)	$49,082

Consolidated Statements of Cash Flows
For the quarter ended December 31, 2017
Decrease in accounts payable	$(2,200)	$(8,603)	$(10,803)

	Originally	Restatement
Consolidated Balance Sheets (Restated)	Reported	Adjustment	As Restated
As of December 31, 2018
Investment in mineral lease	$336,000	$(336,000)	$-
Mineral lease, net	$101,498	$(101,498)	$-
Long term mineral lease liability	$216,817	$(216,817)	$-
Accumulated deficit	$(3,106,595)	$(270,681)	$(3,327,276)
Earnings per share	$-	$-	$-

A discussion of the Company’s improvements in its disclosure controls and procedures is contained in Item 9A of the “Controls and Procedures” section in the Company’s Amended Annual Report on Form 10-K/A for the year ending September 30, 2018.

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

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments
Due Before	Amount

December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations
Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during year ended September 30, 2018	0
Balance at September 30, 2018	$240,000
Paid during the period ended December 31, 2018	0
Balance at December 31, 2018	240,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as mineral property expense.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of December 31, 2018 or September 30, 2018.

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

NOTE 5 – EQUITY PURCHASE AGREEMENT

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

NOTE 6 – CONVERTIBLE DEBT

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

NOTE 7 – COMMON STOCK

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

During the year ended September 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $224,100; 1,275,000 shares of common stock for cash of $55,000 that were unissued as of September 30, 2018; 300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.00

During the three month period ended December 31, 2018, the Company issued 2,650,000 shares of common stock for cash of $119,000; 1,275,000 shares that were paid for but unissued as of September 30, 2018; 200,000 shares of common stock for services valued at $50,000; 110,000 shares for directors’ fees valued at $22,000; and 4,000,000 shares for settlement of accumulated officers’ fees valued at $80,000.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

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

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 4.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2018 and September 30, 2018 was $57,127 and $55,342, respectively, the companies had directors in common until October 31, 2018.

A family member of an officer provides investor relations consulting services and other administrative functions to the Company, during the period ended December 31, 2018, $10,000 was paid in cash for consulting; during the period ended December 31, 2017, $4,500 was paid in cash for consulting.

NOTE 9 – INCOME TAXES (RESTATED)

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended December 31, 2018 and September 30, 2018 are as follows:

	December 31, 2018	September 30, 2018
Net operating loss carryforwards	3,327,276	3,026,479
Deferred tax asset	1,031,937	968,769
Valuation allowance for deferred asset	(1,031,937)	(968,769)
Net deferred tax asset	-	-

At December 31, 2018 and September 30, 2018, the Company has net operating loss carryforwards of approximately $3,327,276 and $3,026,479 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2018 to December 31, 2018 was $63,168.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company will compute its income tax expense for the December 31, 2017 fiscal year using a Federal Tax Rate of 21%. The remeasurement of the deferred tax assets resulted in a $99,337 reduction in tax assets to $1,031,937 from an estimate of $1,131,274 that the assets would have been using a 35% effective tax rate.

NOTE 10 – SUBSEQUENT EVENTS (RESTATED)

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

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the lease payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of an error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant to the scope exception of ASC 842. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements should be amended to reflect this change, including in the financial statements for the quarter ending December 31, 2019. See Note 3.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Restated)

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

Mineral Mountain's losses for the three month periods ended December 31, 2018 and December 31, 2017 were $300,797 and $50,384, respectively. Mineral Mountain's loss for the three month period ended December 31, 2018 is due primarily to operating expenses in four categories: general and administrative expenses of $78,591; legal and professional fees of $55,542; officers’ fees of $99,110; and mineral property option expense of $27,301. Mineral Mountain’s loss for the three month period ended December 31, 2017 is due primarily to operating expenses in two categories: general and administrative expenses of $34,757 and professional fees of $14,325.

Mineral Mountain's primary, near term business objective is to raise sufficient capital to retain Mineral Mountain's current mineral properties, to explore them and acquire additional projects, and to pay general and administrative expenses. Mineral Mountain had budgeted approximately $450,000 for the year ending 2018 to cover Mineral Mountain's accounting and legal fees and general and administrative expenses. Mineral Mountain also estimates that approximately $500,000 (including lease and claim payments and contractually required work commitments) will be required to fund our operations for the next 12 months assuming minimal exploration activities and excluding the cost of acquisitions.

Mineral Mountain has substantial operational commitments to fund in order to maintain Mineral Mountain's land holdings. This includes work commitments and lease payment obligations of $5,240,000 over the course of eight years to maintain the Lease Agreement and Option to Purchase for the State of Alaska claims previously described in this document.

During the fiscal year ended September 30, 2018 and three-month period ended December 31, 2018, our principal sources of liquidity included cash received from related party notes payable, issuance of convertible debt and sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance our objectives. For the three-month periods ended December 31, 2018 and 2017, net cash used by operating activities totaled $139,229 and $61,282, respectively. The change between 2017 and 2018 is primarily attributed to the increase in non-cash issuances of common stock for services in 2018 as compared to 2017. Net cash provided by financing activities totaled $179,000 and $131,500 for the three-month periods ending December 31, 2018 and 2017, respectively. The change between 2017 and 2018 is primarily attributed to the issuance of convertible debt in 2018. The cash decreased to $41,671 at December 31, 2018 from $75,229 at December 31, 2017, principally reflecting the net cash used by operations during the period, offset by the sales of common stock and issuance of convertible debt.

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

As reflected in our accompanying financial statements, we have limited cash, negative working capital, no revenues and an accumulated deficit of $3,327,276 and $3,026,479 for the three-month periods ending December 31, 2018 and September 30, 2018, respectively. These factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $25,000 per month, management’s plans for the next twelve months include approximately $2,500,000 of cash expenditures for exploration activity on the Iditarod and Wyoming properties. We believe that we will generate sufficient financing from the Equity Purchase Agreement in order for the Company to continue to operate based on current expense projections. Nevertheless, we are unable to provide assurances that it will be successful in providing sufficient sources of capital. If we fail to raise the necessary funds to continue operations we might be required to significantly reduce the scope or completely cease our operations.

Results of Operations

For the Three Months Ended December 31, 2018 compared with the Three Months Ended December 31, 2017

Net Loss

Net loss for the three months ended December 31, 2018 was $300,797 compared to net loss of $50,384 for the three months ended December 31, 2017.

Operating expenses of $260,544 for the three months ended December 31, 2018 included general and administrative fees of $78,591, professional fees of $55,542, officers’ fees of $99,110 and mineral property expense of $27,301. Operating expenses of $59,082 for the three months ended December 31, 2017 consist of general and administrative fees of $34,757 and professional fees of $14,325.

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

Cash used in operating activities was approximately $139,229 for three months ended December 31, 2018, as compared to $51,282 for the three months ended December 31, 2017. Cash provided by financing activities was approximately $179,000 for the three months ended December 31, 2018 compared to $131,500 for the three months ended December 31, 2017.

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

We borrowed $50,000 in loans from Premium Exploration. This amount bears interest at a rate between 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increased from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment by Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements. The balance of principal and interest at December 31, 2018 was $54,895.

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

Correction of an Error

In November 2018, information came to the attention of Company management that led it to investigate whether one of the Company’s property and mineral leases, its Alaska Mineral Lease, qualified for early adoption of ASU No. 2016-02, resulting in the recognition of a right of use asset and lease liability in accordance with ASC 842, was the absolute best accounting practice or whether the scope exception applied and the payments should have been expensed as incurred in accordance with the scope exception of ASC 842. Company management concluded on February 14, 2019 and notified the Board that a portion of its financial statements should no longer be relied upon because of a possible error in such financial statements. Company management further concluded that the Company could properly early adopt ASC 842, but that we determined the scope exception applied and that it should account for the Alaska Mineral Lease payments as expenses as incurred pursuant. On February 15, 2019, the Company’s independent registered public accounting firm, Fruci & Associates II, PLLC (“Fruci”), concurred with these conclusions and that the financial statements should be restated and amended to reflect this change.

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

Item 6. Exhibits (Restated)

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

