Form 10-K/A
period 2018-09-30
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-03-07
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment Number 2

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

The aggregate market value of Common Stock held by shareholders of the Registrant on December 31, 2018 was $14,436,341 based on a $0.22 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

66,619,733 common shares as of March 6, 2019

Explanatory Note

Mineral Mountain Mining & Milling Company (“we”, “our”, the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Amendment”) to update the signature page, the certifications of our Chief Executive Officer/Chief Financial Officer in Exhibits 31.1 and 32.1 and to provide our amended financial statements (the html format was filed on March 6, 2019) formatted in Extensible Business Reporting Language (XBRL).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits.

Exhibit No.	Exhibit Type
31.1*	Certification of Principal Executive Officer (Section 302) of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer (Section 906) of the Sarbanes-Oxley Act of 2002

__________

*	Filed herewith

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	March 7, 2019
Sheldon Karasik

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Sheldon Karasik	Chief Executive Officer, Chairman and Director (Principal Executive Officer, Principal Financial/Accounting Officer)	March 7, 2019
Sheldon Karasik

Signature	Capacity	Date

/s/ Felix Keller	Director	March 7, 2019
Felix Keller

Signature	Capacity	Date

/s/ Michael S. Miller	Director	March 7, 2019
Michael S. Miller

3