Form 10-Q/A
period 2018-12-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-03-07
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment Number 2

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

_________________________________________________

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

As of March 6, 2019, there were 66,619,733 shares of the issuer’s common stock outstanding.

Explanatory Note

Mineral Mountain Mining & Milling Company (“we”, “our”, the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (the “Amendment”) to update the signature page, the certifications of our Chief Executive Officer/Chief Financial Officer in Exhibits 31.1 and 32.1 and to provide our amended financial statements (the html format was filed on March 6, 2019) formatted in Extensible Business Reporting Language (XBRL).

Item 6. Exhibits (Restated)

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

2

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