Form 10-Q
period 2019-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-05-20
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

Commission file number: 333-227839

Mineral Mountain Mining & Milling Company
(Exact name of registrant as specified in its charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

122 Dickinson Avenue, Toms River, NJ	08753
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (732) 423-5520

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

As of May 15, 2019, there were 68,777,733 shares of the issuer’s common stock outstanding.

Explanatory Note

On May 13, 2019, Mineral Mountain Mining & Milling Company (the “Company”) filed a Definitive Information Statement on Schedule 14C pursuant to which the Company authorized and approved corporation actions to: (i) increase its authorized shares of common stock, par value $0.001 (“Common Stock”) from 100 million shares to 900 million shares of Common Stock (the “Authorized Common Stock Share Increase”); and (ii) change the name of the Company to Quad M Solutions, Inc. (the “Name Change”) In order to implement the corporation actions, the Company will file Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Idaho. In addition, the Company must file with and obtain approval from FINRA for the Name Change.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

MINERAL MOUNTAIN MINING & MILLING COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	September 30, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,611	$1,900
Total Current Assets	13,611	1,900

OTHER ASSETS
Prepaid financing fees	75,000	-
Total Other Assets	75,000	-

TOTAL ASSETS	$88,611	$1,900

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,887	$21,084
Accrued interest	11,434	8,002
Deferred payroll	69,720	74,257
Notes payable - related party	57,000	57,000
Convertible debt, net	25,244	-
Derivative liability	107,475	-
Total Current Liabilities	297,760	160,343

TOTAL LIABILITIES	297,760	160,343
COMMITMENTS AND CONTINGENCIES	-	-
STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 1 share issued and outstanding	-	-
Common stock, $0.001 par value, 900,000,000 shares authorized; 68,777,733 and 60,436,162 shares issued and outstanding	68,778	60,436
Additional paid-in capital	3,469,258	2,752,600
Shares to be issued	-	55,000
Accumulated deficit	(3,747,185)	(3,026,479)
Total Stockholders' Equity	(209,149)	(158,443)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,611	$1,900

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$	$-	$-
OPERATING EXPENSES
Professional fees	287,237	48,954	342,780	63,268
General and administrative	50,423	23,387	107,014	58,144
Officers' fees	48,852	48,992	147,962	48,992
Mineral property expense	12,500	18,700	39,801	18,700
Directors' fees	-	39,194	22,000	39,194

TOTAL OPERATING EXPENSES	399,012	179,227	659,557	228,298

LOSS FROM OPERATIONS	(399,012)	(179,227)	(659,557)	(228,298)

OTHER INCOME (EXPENSES)
Interest expense	(23,827)	(1,266)	(28,676)	(2,568)
Financing fees	(25,000)	-	(25,000)	-
Gain (loss) on revaluation of derivative	64,848		100,601	-
Gain (loss) on issuance of convertible debt	(36,918)		(108,076)	-
TOTAL OTHER INCOME (EXPENSES)	(20,897)	(1,266)	(61,151)	(2,568)

LOSS BEFORE TAXES	(419,909)	(180,493)	(720,708)	(230,866)

INCOME TAXES	-	-	-	-

NET LOSS	$(419,909)	$(180,493)	$(720,708)	$(230,866)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	65,592,829	58,366,162	64,965,162	51,816,162

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock				Additional Paid-in	Accumulated	Stock to be	Total Stockholders'
	Shares	Amount	Preferred Stock		Capital	Deficit	Issued	Equity

Balance, September 30, 2017	53,816,162	$53,816	-	$-	$2,444,186	$(2,563,145)	$-	$(65,143)
Common stock issued for cash	4,790,000	4,790			150,310			155,100
Common stock issued for services	250,000	250			39,750			40,000
Warrants					39,194			39,194
Exercise of warrants	60,000	60			1,140			1,200
Net income for period ending March 31, 2018						(230,866)	-	(230,866)
Balance, March 31, 2018	58,916,162	58,916	-	-	2,674,580	(2,794,011)	-	(60.515)
Common stock issued for cash	970,000	970			48,070		55,000	104,040
Common stock issued for services	50,000	50			5,450			5,500
Common stock issued for reimbursement of mineral claims	500,000	500			5,450			5,500
Net income for period ending September 30, 2018	-	-			-	(232,468)	-	(232,468)
Balance, September 30, 2018	60,436,162	60,436	-	-	2,752,600	(3,026,479)	55,000	(158,443)
Common stock issued for cash	3,925,000	3,925			170,075		(55,000)	119,000
Common stock issued for services	200,000	200			49,800			50,000
Common stock issued for directors' fees	110,000	110			21,890			22,000
Common stock issued for officers' fees	4,000,000	4,000			76,000			80,000
Rescinded shares	(4,300,000)	(4,300)			4,300			-
Net income for period ending December 31, 2018	-	-			-	(300,797)	-	(300,797)
Balance, December 31, 2018 (unaudited)	64,371,162	64,371	-	-	3,074,665	(3,327,276)	-	$(188,240)
Common stock issued for cash	1,758,000	1,758			62,242			64,000
Common stock issued for services	1,000,000	1,0000			229,000			230,000
Common stock issued for officers' fees	220,000	220			4,780			5,000
Common stock issued for prepaid financing fees	1,428,571	1,429			98,571			100,000
Net income for period ending March 31, 2019	-	-			-	(419,909)	-	(419,909)
Balance, March 31, 2019 (unaudited)	68,777,733	$68,778	$-	$-	$3,469,258	$(3,747,185)	$-	$(209,149)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2019	2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(720,708)	$(230,866)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	25,244	-
Amortization of prepaid financing fees	25,000	-
Common stock issued for services	280,000	40,000
Common stock issued for officers’ and directors’ fees	107,000	-
Common stock issued for reimbursement of mineral claim fees	-	5,000
Loss on issuance of convertible debt	108,076	-
Gain on revaluation of derivative liability	(100,601)	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,805	(10,803)
Increase (decrease) in accrued interest	3,432	2,568
Decrease (increase) in deferred payroll	(14,537)	-
Net cash used by operating activities	(281,289)	(154,907)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	193,000	150,100
Proceeds from convertible debt, net	100,000	-
Proceeds from conversion of warrants	-	1,200
Net cash provided by financing activities	293,000	151,300

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	11,711	(3,607)
Cash, beginning of period	1,900	5,011
Cash, end of period	$13,611	$1,404

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$80,000	$-
Common stock issued for prepaid financing fees	$100,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

MINERAL MOUNTAIN MINING & MILLING COMPANY

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Mineral Mountain Mining & Milling Company (“the Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. The Company has two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation. The Company currently holds 66 claim blocks in Alaska, through its subsidiary, Nomadic Gold Mines, Inc. On May 13, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of implementing the following corporate actions: (i) the increase in the authorized shares of common stock from 100 million shares to 900 million shares (the “Authorized Common Stock Share Increase”); and (ii) change the name of the Company from Mineral Mountain Mining & Milling Company to Quad M Solutions, Inc. (the “Name Change”).

In order to implement the corporation actions, the Company will file Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Idaho. In addition, the Company must file with and obtain approval from FINRA for the Name Change.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2018. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018and March 31, 2019.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $25,244 measured at fair value at March 31, 2019.

	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$107,475

Total				$107,475

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $3,747,185. The Company’s working capital deficit is $284,149.

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

Option to Purchase

The Option to Purchase may be exercised without pre-payment penalty at any time prior to the ninth anniversary of the effective date of the agreement which would be April 5, 2025 by remitting $5,000,000. In order to maintain the Option to Purchase the Company must make expenditures for work on the property as follows:

Work Expenditure Commitments

Due Before	Amount

December 1, 2019	$150,000
December 1, 2020	250,000
December 1, 2021	500,000
December 1, 2022	1,000,000
December 1, 2023	1,000,000
December 1, 2024	1,000,000
Total	$3,900,000

Lease

In order to maintain the Option to Purchase the Company shall make the following lease payments.

Lease Payment Obligations

Date Due	Amount

April 5, 2016	$20,000
April 5, 2016	5,000
April 5, 2019	10,000
April 5, 2020	20,000
April 5, 2021	40,000
April 5, 2022	70,000
April 5, 2023	100,000

Total	$265,000
Paid during the year ended September 30, 2016	25,000
Balance at September 30, 2016	240,000
Paid during year ended September 30, 2017	0
Balance at September 30, 2017	$240,000
Paid during year ended September 30, 2018	0
Balance at September 30, 2018	$240,000
Paid during the period ended March 31, 2019	0
Balance at March 31, 2019	240,000

There was additional consideration of 11,200,000 shares of common stock valued at $336,000 recorded as mineral property expense.

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of March 31, 2019 or September 30, 2018.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of March 31, 2019.

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

No royalties have been incurred as of March 31, 2019.

Lease

In order to maintain its lease the Company shall make a $2,500 advance royalty payments at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company to timely tender the advance royalty payment may terminate this lease.

NOTE 4 – EQUITY PURCHASE AGREEMENT

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million Dollars ($5,000,000) (the “Shares” or “Put Shares”), in accordance with the terms of the Equity Purchase Agreement the Company issued Crown Bridge 1,428,571 restricted shares of Common Stock as a commitment fee (the “Commitment Shares”), which was recorded as a prepaid financing fee and will be amortized over the commitment period of two years. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company also entered into a Registration Rights Agreement with Crown Bridge pursuant to which the Company was required to register with the SEC shares of the Company’s Common Stock, as follows: (1) 8,000,000 Put Shares to be issued to Crown Bridge from time to time under the Equity Purchase Agreement; (2) 1,428,571 Commitment Shares.

The Company filed the registration statement with the SEC, registration no. 333-227839 (the “Registration Statement”). The Registration Statement was declared effective by the SEC on March 8, 2019.

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

NOTE 5 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note is convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price (as defined below), representing a discount rate of 42%.“Market Price” is defined as the average of the lowest two (2) closing Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1770 was $131,158 using a binomial pricing model and was calculated as a discount to the Note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $131,158 valuation of the conversion feature, $71,158 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

On or about February 22, 2019, the Company issued a second convertible promissory note to Power Up for the principal sum of $43,000, together with interest at the rate of 12%per annum, with a maturity date of February 22, 2020. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) closing Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.116 was $76,918 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $76,918 valuation of the conversion feature, $36,918 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

NOTE 6 – COMMON AND PREFERRED STOCK

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

During the year ended September 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $224,100; 1,275,000 shares of common stock for cash of $55,000 that were unissued as of September 30, 2018;300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.00

During the three-month period ended December 31, 2018, the Company issued 2,650,000 shares of common stock for cash of $119,000; 1,275,000 shares that were paid for but unissued as of September 30, 2018; 200,000 shares of common stock for services valued at $50,000; 110,000 shares for directors’ fees valued at $22,000; and 4,000,000 shares for settlement of accumulated officers’ fees valued at $80,000.

During the three-month period ended March 31, 2019, the Company issued 1,958,000 shares of common stock for cash of $74,000, 200,000 of which were unissued at March 31, 2019; 1,000,000 shares of common stock for services valued at $230,000; 220,000 shares for officers’ fees valued at $4,000 and 1,428,571 shares valued at $100,000 for prepaid financing fees

On March 21, 2019, we filed a Certificate of Designation amending our Articles of Incorporation and designating the rights and restrictions of 1 share of our Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by our Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, we issued to Sheldon Karasik, our Chief Executive Officer, President and Chairman of the Board, the one share of our Series B Preferred Stock in exchange for $0.16,which price was based on the closing price of our Common Stock as of November 5, 2018 of $0.16, the date the issuance was approved by our Board. Sheldon Karasik, as the holder of our Series B Preferred Stock, is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019.

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

The following warrants were outstanding at March 31, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at March 31, 2019 and September 30, 2018was $9,201 and $9,660, respectively.

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at March 31, 2019 and September 30, 2018 was $56,169 and 55,342, respectively, the companies have directors in common.

A family member of an officer provides investor relations consulting services and other administrative functions to the Company, during the period ended March 31, 2019, $35,000 was paid in cash for consulting; during the period ended March 31, 2018, $13,150 was paid in cash.

NOTE 8 – INCOME TAXES

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At March 31, 2019 the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended March 31, 2019 and September 30, 2018 are as follows:

	March 31, 2019	September 30, 2018
Net operating loss carryforwards	3,747,187	3,026,479
Deferred tax asset	1,120,118	968,769
Valuation allowance for deferred asset	(1,120,118)	(968,769)
Net deferred tax asset	-	-

At March 31, 2019 and September 30, 2018, the Company has net operating loss carryforwards of approximately $3,747,187 and $3,026,479 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2018 to March 31, 2019 was $151,349.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2019, the Company closed the two Share Exchange Agreements with unaffiliated third parties, one with PR345, Inc. (“PR345”), a newly organized Texas corporation, and one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of PR345 and NuAxess in exchange for the issuance to the shareholders of PR345 and NuAxess 400,000 shares of newly authorized Series C Convertible Preferred Stock and 400,000 shares of newly authorized Seried D Convertible Preferred Stock, par value $0.10 per share (the “New Preferred Stock”). The Shares of Series D Convertible Preferred Stock have beneficial ownership limitation provisions.

The entry into the two Agreements was authorized and approved by the Company’s Board in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc.(the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik or an entity to be formed by him to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

The Company also agreed that upon the closing of the Agreements, among other conditions, that: (i) Sheldon Karasik shall resign as CEO and Chairman, but shall continue to serve as a director, as will Michael Miller, an independent director; (ii) Felix Keller shall resign as a director; and (iii) Pat Dileo, Carl Dorvil and Derrick Chambers would be appointed to the newly constituted 5 person Board and Pat Dileo would be appointed as CEO and Chairman of the Board.

The Company’s resources, including a substantial portion of the proceeds received under the Equity Purchase Agreement with Crown Bridge, will be devoted to the business operations of NuAxess and PR345, as follows:

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement, pursuant to which the Company transferred, sold and assigned and Aurum acquired 75% of the capital stock of the MMMM Mining Subsidiaries from the Company.

Effective April 16, 2019, Felix Keller resigned as a director; (ii) effective April 17, Sheldon Karasik resigned as CEO and Board Chairman (but continued to serve on the Board); and (iii) effective April 17, 2019, Pat Dileo was appointed as the Company’s new CEO and Chairman of the Board and Carl Dorvil and Derrick Chambers were appointed to as members of the newly-constituted 5 person Board, joining Sheldon Karasik and Michael Miller. In addition, effective April 16, 2019, Sheldon Karasik transferred and assigned the Series B Super Voting Preferred Stock to Pat Dileo.

On or about April 25, 2019, the Company issued a convertible promissory note to GS Capital Partners for the principal sum of $75,000.00, together with interest at the rate of 12% per annum, with a maturity date of April 25, 2020. GS Capital Partners has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $1,250 as an original issue discount and fees of $3,750 which will be recorded as a debt discount and amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability has an intrinsic value of which has not yet been calculated.

On or about April 29, 2019, the Company issued a convertible promissory note to Jefferson Street Capital LLC for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 25, 2020. GS Capital Partners has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $6,000 as an original issue discount and fees of $3,000 which will be recorded as a debt discount and amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability has an intrinsic value of which has not yet been calculated.

On or about May 6, 2019, the Company issued a third convertible promissory note to Power Up Lending Group for the principal sum of $43,000.00, together with interest at the rate of 12% per annum, with a maturity date of May 6, 2020. GS Capital Partners has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $500 as an original issue discount and fees of $2,500, which will be recorded as a debt discount and amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability has an intrinsic value of which has not yet been calculated.

On or about May 7, 2019, the Company issued a convertible promissory note to Sunshine Equity Partners LLC for the principal sum of $50,000.00, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. GS Capital Partners has the right at any time beginning on the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the lowest two Trading Price for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid fees of $3,500 as an original issue discount which will be recorded as a debt discount and amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability has an intrinsic value of which has not yet been calculated.

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other material events have occurred that require disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations General

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with our financial statements and the notes to those statements. In addition to historical financial information, this discussion contains forward-looking statements reflecting our management’s current expectations that involve risks and uncertainties. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed under the heading “Risk Factors” in our Consolidated Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on March 7, 2019.

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company” or “Mineral Mountain” refer to Mineral Mountain Mining & Milling Company, an Idaho corporation.

New Developments - Goals and Objectives

On March 27, 2019, the Company filed a Form 8-K with the SEC reporting that the Company entered into two separate Share Exchange Agreements dated March 22, 2019 (the “Agreements”) with unaffiliated third parties, one with PR345, Inc. (“PR345”), a newly organized Texas corporation, and one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company agreed to acquire the all of the capital stock of PR345 and NuAxess in exchange of the issuance of newly authorized shares of Series C and D Preferred Stock, par value $0.10 per share, to the shareholders of PR345 and NuAxess. The entry into the two Agreements was authorized and approved by the Company’s Board in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc. (the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik or an entity to be formed by him to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

The Company also agreed that upon the closing of the Agreements, among other conditions, that: (i) Sheldon Karasik shall resign as CEO and Chairman, but shall continue to serve as a director, as will Michael Miller, an independent director; (ii) Felix Keller shall resign as a director; and (iii) Pat Dileo, Carl Dorvil and Derrick Chambers would be appointed to the newly constituted 5 person Board and Pat Dileo would be appointed as CEO and Chairman of the Board.

As disclosed under Note 9-Subsequent Events, above, on April 16, 2019, the Company closed on two Share Exchange Agreements with unaffiliated third parties, one with PR345, Inc. (“PR345”), a newly organized Texas corporation, and one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company agreed to acquire all of the capital stock of PR345 and NuAxess in exchange for the issuance to the shareholders of PR345 and NuAxess of shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “New Preferred Stock”). The Shares of Series D Convertible Preferred Stock have beneficial ownership limitation provisions.

The entry into the two Agreements was authorized and approved by the Company’s Board in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc.(the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik or an entity to be formed by him to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

The Company also agreed that upon the closing of the Agreements, among other conditions, that: (i) Sheldon Karasik shall resign as CEO and Chairman, but shall continue to serve as a director, as will Michael Miller, an independent director; (ii) Felix Keller shall resign as a director; and (iii) Pat Dileo, Carl Dorvil and Derrick Chambers would be appointed to the newly constituted 5 person Board and Pat Dileo would be appointed as CEO and Chairman of the Board.

The Company’s resources, including a substantial portion of the proceeds received under the Equity Purchase Agreement with Crown Bridge, will be devoted to the business operations of NuAxess and PR345, as follows:

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement, pursuant to which the Company transferred, sold and assigned and Aurum acquired 75% of the capital stock of the MMMM Mining Subsidiaries from the Company.

Effective April 16, 2019, Felix Keller resigned as a director; (ii) effective April 17, Sheldon Karasik resigned as CEO and Board Chairman (but continued to serve on the Board); and (iii) effective April 17, 2019, Pat Dileo was appointed as the Company’s new CEO and Chairman of the Board and Carl Dorvil and Derrick Chambers were appointed to as members of the newly-constituted 5 person Board, joining Sheldon Karasik and Michael Miller. In addition, effective April 16, 2019, Sheldon Karasik transferred and assigned the Series B Super Voting Preferred Stock to Pat Dileo.

The Company understands that Aurum, 75% owner of the MMMM Mining Subsidiaries, Lander Gold Mines, Inc. and Nomadic Gold Mines, Inc., will continue to operate its leases and staked claims of such entities which, April 16, 2019, are 25% owned by the Company.

Results of Operations For the Three Months Ended March 31, 2019 compared to the Three Month Ended March 31, 2018

The disclosure contained herein below relates solely to the Company’s mining operations.

We did not generate revenues from operations during the three months ended March 31, 2019 and 2018. We incurred professional fees of $287,237 and $48,954 during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, we had general and administrative expenses of $50,423 as compared to $23,387 in the same period in the prior year. During the three months ended March 31, 2019 and 2018, we had officers’ and directors’ compensation expenses of $48,852 and $88,186, respectively. We had mineral property expenses of $12,500 during the three months ended March 31, 2019 as compared to $18,700 during the same period in the prior year. Our total operating expenses during the three months ended March 31, 2019 were $399,012 as compared to $179,227 during the three months ended March 31, 2018.

During the three months ended March 31, 2019 and 2018, we incurred interest expenses of $23,827 and $1,266, respectively. Additionally, we amortized financing fees in the amount of $25,000 during the three month period ended March 31, 2019 with no corresponding financing fees during the three months ended March 31, 2018. We also incurred a loss of $36,918 in connection with the issuance of convertible debt during the three months ended March 31, 2019 as compared to no gain/loss in the same period in the prior year. During the three months ended March 31, 2019, we had a gain of $64,848 on the revaluation of derivative securities as compared to no gain/loss during the same period in the prior year.

Our net loss for the three months ended March 31, 2019 was $419,909 compared to a net loss of $180,463 for the three months ended March 31, 2018.

The increase in net loss during the three months ended March 31, 2019 was primarily due to non-cash compensation expenses and an increase in general and administrative expenses.

Results of Operations For the Six Months Ended March 31, 2019 compared to the Six Month Ended March31, 2018

We did not generate revenues from operations during the six months ended March 31, 2019 and 2018. We incurred professional fees of $342,780 and $63,268 during the six months ended March 31, 2019 and 2018, respectively. During the six months ended March 31, 2019, we had general and administrative expenses of $107,014 as compared to $58,144 in the same period in the prior year. During the six months ended March 31, 2019 and 2018, we had officers’ and directors’ compensation expenses of $167,962 and $88,186, respectively. We had mineral property expenses of $39,801 during the six months ended March 31, 2019 as compared to $18,700 during the same period in the prior year. Our total operating expenses during the six months ended March 31, 2019 were $659,557 as compared to $228,298 during the three months ended March 31, 2018.

During the six months ended March 31, 2019 and 2018, we incurred interest expenses of $28,676 and $2,568, respectively. Additionally, we amortized financing fees in the amount of $25,000 during the six months ended March 31, 2019 with no corresponding financing fees during the six months ended March 31, 2018. We also incurred a gain of $100,601 in connection with the issuance of convertible debt during the six months ended March 31, 2019 as compared to no gain/loss in the same period in the prior year. During the six months ended 31, 2019, we had a loss of $108,076 on the revaluation of derivative securities as compared to no gain/loss during the same period in the prior year.

Our net loss for the six months ended March 31, 2019 was $720,708 compared to a net loss of $230,866 for the six months ended March31, 2018.

The increase in net loss during the six months ended March 31, 2019 was primarily due to non-cash compensation expenses and an increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2019, we had current assets of $13,611 consisting of cash in the same amount. As of September 30, 2018, we had current assets of $1,900 consisting of cash in the same amount. As of March 31, 2019, we had current liabilities of $297,760 consisting of $26,887 in accounts payable, $11,434 in accrued interest, deferred payroll liabilities of $69,720, $57,000 in related party notes payable, $25,244 in convertible debt and $107,475 in derivative liabilities. As of September 30, 2018, we had current liabilities of $160,343 consisting of $21,084 in accounts payable, $8,002 in accrued interest, deferred payroll liabilities of $74,257 and $57,000 in related party notes payable.

We had negative working capital of $284,149 as of March 31, 2019. We had negative working capital of $158,443 as of September 30, 2018.

During the six month period ended March 31, 2019, we used $281,289 in our operating activities due to a net loss of $720,708 offset by $25,244 in amortization of debt discount, $25,000 in amortization for financing fees, $387,000 in non-cash compensation expenses, a loss of $108,076 due to the issuance of debt, a gain of $100,601 on revaluation of derivative liabilities, an increase of $5,805 in accounts payable, an increase of $3,432 in accrued interest and a decrease of $14,537 in deferred payroll liabilities.

During the six month period ended March 31, 2018, we used $154,907 in our operating activities due to a net loss of $230,866 offset by $40,000 in non-cash compensation expenses, expenses related to the issuance of common stock valued at $5,000 for mineral claim fees, a decrease of $10,803 in accounts payable and an increase of $2,568 in accrued interest.

We had no investing activities during the six months ended March 31, 2019 and 2018.

We financed our negative cash flow from operations during the six months ended March 31, 2019 through proceeds of $193,000 from the issuance of common stock and $100,000 in proceeds from the issuance of debt.

We financed our negative cash flow from operations during the six months ended March 31, 2018 through proceeds of $150,100 from the issuance of common stock and $1,200 from the conversion of warrants.

Contractual Obligations

Other than lease obligations stated above, as of March 31, 2019, we have contractual obligations relating to debt or anticipated debt, as follows:

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

On or about November 27, 2018, the Company issued a convertible promissory note with Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00, together with interest, with a maturity date of November 27, 2019. The Company agreed to pay interest on the unpaid principal balance at the rate of 12%per annum from the date thereof until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock. The conversion price shall be equal to the Variable Conversion Price, which is 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) closing Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid a fee of $3,000 related to the convertible debt which is recorded as debt discount and will be amortized over the life of the note.

On or about February 22, 2019, the Company issued a second convertible promissory note to Power Up Lending Group for the principal sum of $43,000.00, together with interest at the rate of 12%per annum, with a maturity date of February 22, 2020. Power Up has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of March 31, 2019 Amount	As of September 30, 2018 Amount
Premium Exploration	03/27/17	$15,000	$15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at March 31, 2019 was $9,201. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements. The balance of principal and interest at March 31, 2019 was $56,169.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the six months ended March 31, 2019 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mineral Mountain Mining & Milling Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Mineral Mountain Mining & Milling Company, pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company

Dated: May 20, 2019	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

