Form 10-Q/A
period 2019-03-31
MINERAL MOUNTAIN MINING & MILLING CO
filed 2019-05-22
CIK 66600

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Explanatory Note

Mineral Mountain Mining & Milling Company (the “Company”) is filing this Form 10 -Q/A to o provide our financial statements (the html format was filed on May 20, 2019) formatted in Extensible Business Reporting Language (XBRL).

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

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A .

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

Mineral Mountain Mining & Milling Company

Dated: May 22, 2019	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

