Form 10-Q
period 2019-06-30
Quad M Solutions, Inc.
filed 2019-08-19
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

Commission file number: 1-03319

Quad M Solutions, Inc.
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

As of August 09, 2019, there were 68,777,733 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	September 30, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,360	$1,900
Total Current Assets	23,360	1,900

TOTAL ASSETS	$23,360	$1,900

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$21,084
Accrued interest	19,219	8,002
Deferred payroll	-	74,257
Notes payable - related party	58,128	57,000
Convertible debt, net	107,565	-
Derivative liability	887,124	-
Accrued expense	186,833	-
Aurum payable	400,000	-
Total Current Liabilities	1,658,869	160,343

TOTAL LIABILITIES	1,658,869	160,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 800,001 issued and outstanding	80,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 68,777,733 and 60,436,162 shares issued and outstanding	68,778	60,436
Additional paid-in capital	3,529,630	2,752,600
Shares to be issued	-	55,000
Subscription receivable	(3,100)	-
Accumulated deficit	(5,310,817)	(3,026,479)
Total Stockholders’ Equity	1,635,509	(158,443)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,360	$1,900

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATEDSTATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2019	2018	2019	2018
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$-	$	$-	$-
OPERATING EXPENSES
Professional fees	18,470	7,322	361,250	70,601
General and administrative	397,094	23,294	450,425	53,032
Officers’ fees	155	8,747	148,117	57,739
Mineral property expense	2,500	8,040	42,301	26,740
Travel	28,558	23,298	82,241	51,693
Directors’ fees	-	-	22,000	39,194
TOTAL OPERATING EXPENSES	446,777	70,701	1,106,334	298,999

LOSS FROM OPERATIONS	(446,777)	(70,701)	(1,106,334)	(298,999)

OTHER INCOME (EXPENSES)
Interest expense	(219,479)	(1,280)	(248,155)	(3,848)
Financing fees	(12,500)	-	(37,500)	-
Gain (loss) on issuance of convertible debt	(611,417)	-	(719,493)	-
Gain (loss) on revaluation of derivative	236,712	-	337,313	-
Gain (loss) on extinguishment of debt	(29.943)	-	(29,943)	-
Gain (loss) on disposal of subsidiary	(403,327)	-	(403,327)	-
Gain (loss) on acquisition of subsidiaries	(76,900)		(76,900)
TOTAL OTHER INCOME (EXPENSES)	1,116,854	(1,280)	(1,178,005)	(3,848)

LOSS BEFORE TAXES	(1,563,631)	(71,981)	(2,284,339)	(302,847)

INCOME TAXES	-	-	-	-

NET LOSS	$(1,563,631)	$(71,981)	$(2,284,339)	$(302,847)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.03)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	68,777,733	59,802,829	67,506,876	58,188,384

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2017	53,816,162	$53,816		$	$2,444,186	$(2,563,145)	$-	$(65,143)
Common stock issued for cash	3,700,000	3,700			127,800			131,500
Net income for period ending December 31, 2017						(50,385)	-	(50,385)
Balance, December 31, 2017 (unaudited)	57,516,162	$57,516		$	$2,571,986	$(2,613,530)	$-	$15,972
Common stock issued for cash	1,090,000	1,090			22,510			23,600
Common stock issued for services	250,000	250			39,750			40,000
Warrants					39,194			39,194
Exercise of warrants	60,000	60			1,140			1,200
Net income for period ending March 31, 2018	-	-			-	(180,482)	-	(180,482)
Balance, March 31, 2018 (unaudited)	58,916,162	$58,916		$	$2,674,580	$(2,794,012)	$-	$(60,516)
Common stock issued for cash	970,000	970			69,030		-	70,000
Common stock issued for services	50,000	50			5,450			5,500
Common stock issued reimbursement of mineral claims	500,000	500			4,540			5,040
Net income for period ending June 30, 2018	-	-			-	(71,980)	-	(71,980)
Balance, June 30, 2018 (unaudited)	60,436,162	$60,436		$	$2,753,600	$(2,865,992)	$-	$(51,956)
Common stock to be issued					(1,000)		55,000	54,000
Net income for period ending September 30, 2018	-	-			-	(160,487)	-	(160,487)
Balance, September 30, 2018	60,436,162	$60,436		$	$2,752,600	$(3,026,479)	$55,000	$(158,443)
Common stock issued for cash	3,925,000	3,925			170,075		(55,000)	119,000
Common stock issued for services	200,000	200			49,800			50,000
Common stock issued for directors’ fees	110,000	110			21,890			22,000
Common stock issued for officers’ fees	4,000,000	4,000			76,000			80,000
Rescinded shares	(4,300,000)	(4,300)			4,300			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	64,371,162	$64,371		$	$3,074,665	$(3,327,277)	$-	$(188,241)
Common stock issued for cash	1,758,000	1,758			62,242			64,000
Common stock issued for services	1,000,000	1,000			229,000			230,000
Common stock issued for officers’ fees	220,000	220			4,780			5,000
Common stock issued for financing fees asset	1,428,571	1,429			98,571			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	68,777,733	$68,778	-	$-	$3,469,258	$(3,747,186)	$-	$(209,150)
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	68,777,733	$68,778	800,000	$80,000	$3,529,630	$(5,310,817)	$(3,100)	$(1,635,509)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2019	2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,284,339)	$(302,847)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization of debt discount	170,565	-
Amortization of financing fees	100,000	-
Common stock issued for services	280,000	45,500
Common stock issued for officers’ and directors’ fees	107,000	-
Common stock issued for reimbursement of mineral claim fees	-	5,040
Loss on issuance of convertible debt	719,493	-
Gain on revaluation of derivative liability	(337,312)	-
Loss on extinguishment of debt	29,943
Loss on disposal of subsidiary	303,327
Loss on acquisition of subsidiaries	76,900
Warrants issued for directors’ fees	-	39,194
Changes in assets and liabilities:
Increase (decrease) in accounts payable	5,705	(10,803)
Increase (decrease) in accrued interest	15,090	3,848
Increase (decrease) in deferred payroll	(14,536)	-
Increase (decrease) in accrued expense	186,833	-
Net cash used by operating activities	(641,333)	(220,068)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	193,000	225,100
Proceeds from convertible debt, net	468,500	-
Proceeds from note payable-related party	1,293
Proceeds from conversion of warrants	-	1,200
Net cash provided by financing activities	662,793	226,300

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	21,460	(6,232)
Cash, beginning of period	1,900	5,011
Cash, end of period	$23,360	$11,243

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$80,000	$-
Common stock issued for prepaid financing fees	$100,000	$-
Preferred stock issued for acquisition of subsidiaries	$80,000	$-
Note payable issued for sale of subsidiary	$2,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad M Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 as Mineral Mountain Mining and Milling Company and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. Until April 16, 2019, the Company had two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation. The foregoing are referred to as the “MMMM Mining Subsidiaries.” The Company divested itself of seventy-five percent of MMMM Mining Subsidiaries on April 16, 2019. Reference is made to Recent Developments-Former MMMM Mining Subsidiaries under Note 3 – MINING CLAIMS AND LAND, below.

On March 22, 2019 the Company entered into two separate Share Exchange Agreements pursuant to which it agreed to acquire 100% of the capital stock of two newly organized entities, NuAxess 2, Inc., a Delaware corporation, and PR345, Inc., a Texas corporation, both private companies, in consideration for the issuance of 400,000 shares of Series C Preferred Stock, issued to the control shareholders of each of NuAxess and PR345, and 400,000 shares of Series D Preferred Stoc, issued to the minority, non-control shareholders of the two entities. The closing of the two Share Exchange Agreements occurred on April 16, 2019, at which date NuAxess and PR345 became wholly-owned subsidiaries of the Company.

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

On June 7, 2019, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Idaho effecting the Name Change. On June 14, 2019 the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Idaho effecting the Authorized Common Stock Share Increase. In addition, effecting the Authorized Common Stock Share Increase. In addition, on July 19, 2019, the Company obtained the requisite approval from FINRA for the Name Change.

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2018. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2018 and June 30, 2019.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $107,565 measured at fair value at June 30, 2019.

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$887,124

Total				$887,124

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $5,310,817. The Company’s working capital deficit is $1,635,509.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

The Company plans to fund the operations of its two wholly-owned subsidiaries, NuAxess and PR345, by potential sales of its common stock and/or by issuing debt securities to institutional investors. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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

NOTE 3 – MINING CLAIMS AND LAND

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement and operating the Company’s formerly wholly-owned mining subsidiaries. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum a number of shares equal to 75% of the shares of capital stock of the MMMM Mining Subsidiaries with the Company retaining 25% of the capital stock of the MMMM Mining Subsidiaries. Effective on June 3 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable.

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

Reference is made to disclosure under Recent Developments-Former MMMM Mining Subsidiaries above and the divestment of 75% of the MMMM Mining Subsidiaries to an entity controlled by Sheldon Karasik, our former CEO who continues to serve on the Company’s Board.

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

Reference is made to disclosure under Recent Developments-Former MMMM Mining Subsidiaries above and the divestment of 75% of the MMMM Mining Subsidiaries to an entity controlled by Sheldon Karasik, our former CEO who continues to serve on the Company’s Board.

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

NOTE 5 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a newly-organized Delaware corporation, and PR345, Inc., a newly organized Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and P3R45 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “New Preferred Stock”). The Shares of Series D Convertible Preferred Stock have beneficial ownership limitation provisions. The transaction was valued at $80,000 and as a result a loss on acquisition in the amount of $76,900 was recorded.

NOTE 6 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement thereby acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company. On the date of closing, the Company made a payment of $100,000 to Aurum for the operations of the MMMM Mining Subsidiaries, and agreed to make an additional payments subject to the terms and conditions of the MBO Agreement. In connection with the MBO Agreement, Aurum agreed to assume all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

NOTE 7 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to Power Up Lending Group Ltd. (“Power Up”) for the principal sum of $63,000.00, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note is convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price (as defined below), representing a discount rate of 42% Market Price” is defined as the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

On June 4, 2019, KinerjaPay Corp. (“KPAY”) acquired the note from PowerUp, with the consent of the Company, paying PowerUp the outstanding principal, accrued interest and prepayment penalty in the aggregate amount of $96,816. The Company then issued a replacement convertible promissory note payable to KPAY for the principal sum of $96,816 with identical terms to the original note (interest at 12% per annum, maturity date of November 27, 2019, conversion rights and conversion price.) This transaction was treated as an extinguishment of the original note and resulted in accelerated recognition of interest expense for original issue discount debt discount of $1,471, interest expense for derivative liability debt discount of $26,425 and a loss on extinguishment in the amount of $29,943.

The conversion feature of the KPAY note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1775 was $292,344 using a binomial pricing model and was calculated as a discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $292,344 valuation of the conversion feature, $195,528 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $828 of regular interest and $14,063 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

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

During the period ended June 30, 2019, $1,824 of regular interest, $1,052 of original issue discount, and $14,027 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about April 25, 2019, the Company issued a convertible promissory note to GS Capital Partners, LLC (“GS”) for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. GS has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1062 was $139,348 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $139,348 valuation of the conversion feature, $69,348 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $1,627 of regular interest, $902 of original issue discount, and $12,623 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about April 29, 2019, the Company issued a convertible promissory note to Jefferson Street Capital LLC (“Jefferson”) for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 29, 2020. Jefferson has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $6,000 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1510 was $175,334 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $175,334 valuation of the conversion feature, $118,334 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $1,345 of regular interest, $1,525 of original issue discount, and $9,656 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about May 7, 2019, the Company issued a convertible promissory note to Sunshine Equity Partners LLC (“Sunshine”) for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. Sunshine has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $3,500 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1607 was $131,162 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $131,162 valuation of the conversion feature, $84,662 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $904, of regular interest, $516 of original issue discount, and $6,861 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about May 17, 2019, the Company issued a convertible promissory note to Crossover Capital Fund I LLC (“Crossover”) for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of February 17, 2020. Crossover has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0902 was $76,989 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $76,989 valuation of the conversion feature, $31,989 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $723, of regular interest, $797 of original issue discount, and $7,174 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about May 21, 2019, the Company issued a convertible promissory note to Harbor Gates Capital, LLC (“Harbor Gates”) for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of November 21, 2019. Harbor Gates has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0765 was $138,861 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $138,861 valuation of the conversion feature, $38,861 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $964, of regular interest, $2,174 of original issue discount, and $21,739 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about June 11, 2019, the Company issued a convertible promissory note to Tiger Trout Capital, LLC (“Tiger”) for the principal sum of $70,000, together with guaranteed interest at the rate of 15% per annum with a six month minimum, with a maturity date of September 11, 2019. Tiger has the right if the note is defaulted to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the lowest trading price for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date. The Company paid $20,000 in original issue discount which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0631 was $122,694 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $122,694 valuation of the conversion feature, $72,694 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $1,084, of regular interest, $4,130 of original issue discount, and $10,326 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

NOTE 8 – COMMON AND PREFERRED STOCK

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

During the three-month period ended March 31, 2019, the Company issued 1,958,000 shares of common stock for cash of $74,000; 1,000,000 shares of common stock for services valued at $230,000; 200,000 shares for officers’ fees valued at $4,000 and 1,428,571 shares valued at $100,000 for prepaid financing fees.

Additionally, in 2016, former management of the Company negotiated a contract with M6 Limited, a stock promotion company, in which M6 would collectively receive an advanced payment of 4.3 million shares of Company common stock for certain promotional services. M6 itself received 2 million shares, an affiliated company, Maximum Harvest LLC, received 1.3 million shares and an affiliate of M6, Hahn M. Nguyen, received 1 million shares. In 2018, current management determined that it was not in the best interest of the Company to pursue the services and therefore terminated the contract with M6. The 4.3 million shares of common stock have been rescinded and returned.

On March 21, 2019, the Company filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of 1 share of Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by the Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, the Company issued to Sheldon Karasik, the Chief Executive Officer, President and Chairman of the Board, the one share of Series B Preferred Stock in exchange for $0.16, which price was based on the closing price of the Company’s Common Stock as of November 5, 2018 of $0.16, the date the issuance was approved by the Board. Sheldon Karasik, as the holder of the Series B Preferred Stock, is entitled to vote together with the holders of the Company’s Common Stock upon all matters that may be submitted to holders of Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019.

On April 2, 2019, the Company filed two Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 400,000 shares of Series C Convertible Preferred Stock, par value $0.10 and 400,000 shares of Series D Convertible Preferred Stock, par value $0.10 pursuant to two separate Share Exchange Agreements, see Note 5.

On April 8, 2019, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 25,000 shares of Series E Convertible Preferred Stock, par value $0.10.

The following warrants were outstanding at June 30, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at June 30, 2019 and September 30, 2018 was $9,462 and $9,660, respectively.

Also during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc., entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at June 30, 2019 and September 30, 2018 was $57,457 and 55,342, respectively, the companies had directors in common at the time of the transaction.

A family member of a former officer provided investor relations consulting services and other administrative functions to the Company, during the period ended June 30, 2019, $35,000 was paid in cash for consulting; during the period ended June 30, 2018, $20,300 was paid in cash.

On March 21, 2019, we filed a Certificate of Designation amending our Articles of Incorporation and designating the rights and restrictions of 1 share of our Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by our Board of Directors (the “Board”) on November 5, 2018.On March 21, 2019, we issued to Sheldon Karasik, our Chief Executive Officer, President and Chairman of the Board, the one share of our Series B Preferred Stock in exchange for $0.16,which price was based on the closing price of our Common Stock as of November 5, 2018 of $0.16, the date the issuance was approved by our Board. Sheldon Karasik, as the holder of our Series B Preferred Stock, is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019.

NOTE 10 – INCOME TAXES

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended June 30, 2019 and September 30, 2018 are as follows:

	June 30, 2019	September 30, 2018
Net operating loss carryforwards	5,310,818	3,026,479
Deferred tax asset	1,448,481	968,769
Valuation allowance for deferred asset	(1,448,481)	(968,769)
Net deferred tax asset	-	-

At June 30, 2019 and September 30, 2018, the Company has net operating loss carryforwards of approximately $5,310,818 and $3,026,479 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2018 to June 30, 2019 was $479,712.

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

NOTE 11 – SUBSEQUENT EVENTS

On or about July 2, 2019 (signed June 25, 2019), the Company issued a convertible promissory note to Labrys Fund, LP (“Labrys”) for the principal sum of $112,500, together with interest at the rate of 12% per annum, with a maturity date of December 25, 2020. Labrys has the right at any time after the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $12,500 fees which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0696 was $182,517 using a binomial pricing model and was calculated as a discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $182,517 valuation of the conversion feature, $82,517 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2019, $184, of regular interest, $114 of original issue discount, and $911 of derivative liability was expensed. There was no corresponding expense during the period ended June 30, 2018.

On or about July 12, 2019, the Company issued a convertible promissory note to Auctus Fund, LLC (“Auctus”) for the principal sum of $75,000, together with interest at the rate of 12% per annum, with a maturity date of April 12, 2020. Auctus has the right at any time after the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 25 trading day period prior to the Conversion Date. The Company paid $10,250 fees which is recorded as a debt discount and being amortized over the life of the loan.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company,” “Quad M” or “Mineral Mountain” refer to Quad M Solutions, Inc. f/k/a Mineral Mountain Mining & Milling Company, an Idaho corporation.

New Developments - Goals and Objectives

On March 27, 2019, the Company filed a Form 8-K with the SEC reporting that the Company entered into two separate Share Exchange Agreements dated March 22, 2019 (the “Agreements”) with unaffiliated third parties, one with PR345, Inc. (“PR345”), a newly organized Texas corporation, and one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company agreed to acquire the all of the capital stock of P3R45 and NuAxess in exchange of the issuance of newly authorized shares of Series C and D Preferred Stock, par value $0.10 per share, to the shareholders of PR345 and NuAxess. The entry into the two Agreements was authorized and approved by the Company’s Board in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc. (the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik or an entity to be formed by him to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

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

As disclosed under Note 9-Subsequent Events, below, on April 24, 2019, the Company filed a Form 8-K reporting that: (i) on April 16, 2019, it entered into a Share Exchange and Assignment Agreement, also referred to as the MBO Agreement with Aurum, an entity formed by Sheldon Karasik for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company; (ii) effective April 16, 2019, Felix Keller resigned as a director; (iii) effective April 17, Sheldon Karasik resigned as CEO and Board Chairman (but continued to serve on the Board); (iii) effective April 17, 2019, Pat Dileo was appointed as CEO and Chairman of the Board and Carl Dorvil and Derrick Chambers were appointed to as members of the 5 person Board, joining Sheldon Karasik and Michael Miller; and (v) effective April 16, 2019, Sheldon Karasik transferred and assigned the Series B Super Voting Preferred Stock to Pat Dileo.

As a result of the execution of the MBO Agreement and the closing of the March 22, 2019 Share Exchange Agreements, the Company’s resources will be devoted to the business operations of NuAxess and PR345, as follows:

(i) NuAxess’ business plan is to serve as a full service financial, employee benefit and insurance consulting company offering, either directly or through proven third parties, innovative ways to provide its clients’ employees with affordable and manageable health plans and comprehensive benefits, based upon a new system being developed throughout the country for the rapidly expanding market of small and medium-sized businesses (SMBs) which are experiencing significant problems with their existing programs, to the extent that they even provide programs because of their costs and complexities. NuAxess also intends to create an international professional employer association (IPEA) headquartered in San Juan, Puerto Rico, that will sponsor and provide professional outreach programs offering health insurance, healthcare and financial education to its PEO and financial services members globally; and (iii) additionally, the IPEA will offer these and other services to leading rural hospital providers via a proprietary program called ‘Community Health Exchanges’, which will work directly with SMB employers in rural communities providing access to private insured health plans with contracted medical services through the rural hospitals.

(ii) PR345, a business enterprise consulting firm, plans to provide: (a) specialized staffing services for a variety of professional industries including, but not limited to, medical, education, financial services, technology and hospitality, among others; (b) specific back office services including accounting, payroll, and a full complement of Human Resource (HR) benefits; and (iii) serve as a Professional Employer Organization (PEO).

The Company understands that Aurum, 75% owner of the MMMM Mining Subsidiaries, Lander Gold Mines, Inc. and Nomadic Gold Mines, Inc., will continue to operate its leases and staked claims of such entities which, as of the date of this Form 10-Q are 25% owned by the Company.

Results of Operations For the Three Months Ended June 30, 2019 compared to the Three Month Ended June 30, 2018

The disclosure contained herein below relates solely to the Company’s mining operations.

We did not generate revenues from operations during the three months ended June 30, 2019 and 2018. We incurred professional fees of $18,470 and $7,322 during the three months ended June 30, 2019 and 2018, respectively. During the three months ended March 31, 2019, we had general and administrative expenses of $397,094 as compared to $23,294 in the same period in the prior year. During the three months ended June 30, 2019 and 2018, we had officers’ and directors’ compensation expenses of $155 and $8,747, respectively. We had mineral property expenses of $2,500 during the three months ended June 30, 2019 as compared to $8,040 during the same period in the prior year. Our total operating expenses during the three months ended June 30, 2019 were $446,777 as compared to $70,701 during the three months ended June 30, 2018.

During the three months ended June 30, 2019 and 2018, we incurred interest expenses and financing fees of $219,479 and $1,280, respectively. We also incurred a loss of $611,417 in connection with the issuance of convertible debt during the three months ended June 30, 2019 as compared to no gain/loss in the same period in the prior year. During the three months ended June 30, 2019, we had a gain of $236,712 on the revaluation of derivative securities as compared to no gain/loss during the same period in the prior year. During the three months ended June 30, 2019 we had a loss on extinguishment of debt of $29,943, with no corresponding gain or loss during the same period in the prior year, additionally we incurred a loss on disposal of two of our subsidiaries in the amount of $403,327 at June 30, 2019, with no corresponding gain or loss in the prior year, and a loss on acquisition of two additional subsidiaries in the amount of $76,900, with no corresponding gain or loss in the prior year.

Our net loss for the three months ended June 30, 2019 was $1,563,631 compared to a net loss of $71,981 for the three months ended June 30, 2018.

The increase in net loss during the three months ended June 30, 2019 was primarily due to non-cash gains and losses and increased interest expense related to convertible debt.

Results of Operations For the Nine Months Ended June 30, 2019 compared to the Nine Months Ended June 30, 2018

We did not generate revenues from operations during the nine months ended June 30, 2019 and 2018. We incurred professional fees of $361,250 and $70,601 during the nine months ended June 30, 2019 and 2018, respectively. During the nine months ended June 30, 2019, we had general and administrative expenses of $450,425 as compared to $53,032 in the same period in the prior year. During the nine months ended June 30, 2019 and 2018, we had officers’ and directors’ compensation expenses of $170,117 and $96,933, respectively. We had mineral property expenses of $42,301 during the nine months ended March 31, 2019 as compared to $26,740 during the same period in the prior year. Our total operating expenses during the nine months ended June 30, 2019 were $1,106,334 as compared to $298,999 during the nine months ended June 30, 2018.

During the nine months ended June 30, 2019 and 2018, we incurred interest expenses and financing fees of $285,655 and $3,848, respectively. We also incurred a loss of $719,493 in connection with the issuance of convertible debt during the nine months ended June 30, 2019 as compared to no gain/loss in the same period in the prior year. During the nine months ended June 30, 2019, we had a gain of $337,313 on the revaluation of derivative liabilities as compared to no gain/loss during the same period in the prior year. During the nine months ended June 30, 2019 we had a loss on extinguishment of debt of $29,943, with no corresponding gain or loss during the same period in the prior year, additionally we incurred a loss on disposal of two of our subsidiaries in the amount of $403,327 at June 30, 2019, with no corresponding gain or loss in the prior year and a loss on acquisition of two additional subsidiaries in the amount of $76,900, with no corresponding gain or loss in the prior year.

Our net loss for the nine months ended June 30, 2019 was $2,284,339 compared to a net loss of $302,847 for the nine months ended June 30, 2018.

The increase in net loss during the nine months ended June 30, 2019 was primarily due to non-cash losses and increase in interest expense and financing fees and an increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2019, we had current assets of $23,360 consisting of cash of 23,360. As of September 30, 2018, we had current assets of $1,900 consisting of cash in the same amount. As of June 30, 2019, we had current liabilities of $1,658,869 consisting of $19,219 in accrued interest, $58,128 in related party notes payable, $107,565 in convertible debt, $887,124 in derivative liabilities, $186,833 in accrued expense and $400,000 in a payable pursuant to a share exchange agreement. As of September 30, 2018, we had current liabilities of $160,343 consisting of $21,084 in accounts payable, $8,002 in accrued interest, deferred payroll liabilities of $74,257 and $57,000 in related party notes payable.

We had negative working capital of $1,635,509 as of June 30, 2019. We had negative working capital of $158,443 as of September 30, 2018.

During the nine month period ended June 30, 2019, we used $641,333 in our operating activities due to a net loss of $2,284,339 offset by $170,565 in amortization of debt discount, $387,000 in non-cash compensation expenses, a loss of $719,493 due to the issuance of debt, a gain of $337,312 on revaluation of derivative liabilities, a loss on extinguishment of debt of $29,943, a loss on disposal of $303,327 and a loss on acquisition of $76,900, an increase of $5,705 in accounts payable, an increase of $15,090 in accrued interest and a decrease of $14,536 in deferred payroll liabilities and an increase of $186,833 in accrued expense.

During the nine month period ended June 30, 2018, we used $220,068 in our operating activities due to a net loss of $302,847 offset by $45,500 in non-cash compensation expenses, expenses related to the issuance of common stock valued at $5,040 for mineral claim fees, a decrease of $10,803 in accounts payable and an increase of $3,848 in accrued interest.

We had no investing activities during the nine months ended June 30, 2019 and 2018.

We financed our negative cash flow from operations during the nine months ended June 30, 2019 through proceeds of $193,000 from the issuance of common stock and $468,500 in proceeds from the issuance of debt, and $1,293 in proceeds from note payable from related parties.

We financed our negative cash flow from operations during the nine months ended June 30, 2018 through proceeds of $225,100 from the issuance of common stock and $1,200 from the conversion of warrants.

Contractual Obligations

Other than lease obligations stated above, as of June 30, 2019, we have contractual obligations relating to debt or anticipated debt, as follows:

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

The following is a listing of the convertible debt principal amounts outstanding at June 30, 2019.

Crossover Capital Fund I, LLC	$50,000
GS Capital Partners, LLC	75,000
Harbor Gates Capital, LLC	110,000
Jefferson Street Capital LLC	66,000
KinerjaPay Corp	96,816
Power Up Lending Group	43,000
Sunshine Equity Partners LLC	50,000
Tiger Trout Capital, LLC	70,000

Total	$560,816

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of March 31 , 2019 Amount	As of September30, 2018 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at June 20, 2019 was $9,462. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at June 20, 2019 was $57,457.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the nine months ended June 30, 2019 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2019.

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

Mineral Mountain Mining & Milling Company

Dated: August 19, 2019	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

