Form 10-Q/A
period 2019-06-30
Quad M Solutions, Inc.
filed 2019-08-28
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2019

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad M Solutions, Inc. (the “Company”) was incorporated under the laws of the State of Idaho on August 4, 1932 as Mineral Mountain Mining and Milling Company and is publicly held. The Company was incorporated for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. Until April 16, 2019, the Company had two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation. The foregoing are referred to as the “MMMM Mining Subsidiaries.” The Company divested itself of seventy-five percent of MMMM Mining Subsidiaries on April 16, 2019 and, at present, owns le ss than 20% of the MMMM Mining Subsidiaries. Reference is made to Recent Developments-Former MMMM Mining Subsidiaries under Note 3 – MINING CLAIMS AND LAND, below.

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

NOTE 3 – MINING CLAIMS AND LAND

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement and operating the Company’s formerly wholly-owned mining subsidiaries. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum a number of shares equal to 75% of the shares of capital stock of the MMMM Mining Subsidiaries with the Company retaining 25% of the capital stock of the MMMM Mining Subsidiaries. Effective on June 3, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable.

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

In addition, under the agreement a royalty equal to two percent (2%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of June 30, 2019 or September 30, 2018.

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

In addition, under the agreement a royalty equal to three percent (3%) of the net smelter returns derived by the Company shall be payable, without regard to whether the Option to Purchase has been exercised. No royalties have been incurred as of June 30, 2019.

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

No royalties have been incurred as of  June 30, 2019.

Lease

In order to maintain its lease, the Company’s Mining Subsidiaries shall make a $2,500 advance royalty payments at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company’s Mining Subsidiaries to timely tender the advance royalty payment may terminate this lease.

Reference is made to disclosure under Recent Developments-Former MMMM Mining Subsidiaries above and the divestment of 75% of the MMMM Mining Subsidiaries to an entity controlled by Sheldon Karasik, our former CEO who continues to serve on the Company’s Board and the subsequent divestiture to a third party resulting in the Company’s ownership interest in the MMMM Mining Subsidiaries to less than 20%.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company

Dated: August 28, 2019	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

