Form 10-K
period 2019-09-30
Quad M Solutions, Inc.
filed 2020-01-16
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [    ]

Commission file number 1-03319

Quad M Solutions, Inc
(Exact Name of Registrant as Specified in Its Charter)

Idaho	82-0144710
(State or Other Jurisdiction ofIncorporation or Organization)	(I.R.S. Employer Identification Number)

Quad M Solutions, Inc

122 Dickinson Ave

Toms River, New Jersey 08753

(723) 423-5520

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered:

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

The registrant had 70,357,650 shares of Common Stock outstanding on December 31, 2019. The aggregate market value of the 11,971,733 shares of Common Stock held by non-affiliated shareholders of the Registrant on March 29, 2019, the last trading day of the second fiscal quarter, was approximately $1,486,470 based on a $0.1250 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date: 70,357,650 shares of common stock as of January 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

ITEM 1. BUSINESS

You should read this entire Annual Report carefully, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report, before making an investment decision. The Company was engaged in mining operations from its formation in 1932 through the divestiture of 75% of its mining subsidiaries, as discussed under “Company Information” below. As a result, the disclosure contained in this Annual Report on Form 10-K has enhanced disclosure on its new business operations and the former mining operations are discussed under “Discontinued Operations.”

Company Information

Quad M Solutions, Inc. (hereinafter “Quad M”, the “Company” or “We”) was incorporated under the laws of the State of Idaho on August 4, 1932 as Mineral Mountain Mining and Milling Company. On March 22, 2019, the Company’s board of directors, consisting of Sheldon Karasik, Michael Miller and Felix Keller, and its sole executive officer, Sheldon Karasik, in furtherance of the Company’s plan to diversify its business beyond its historic mining operations (the “MMMM Mining Operations”), as disclosed in the Company registration statement on Form S-1 that was declared effective by the SEC on March 8, 2019, Registration No. 333-227839, caused the Company to enter into two Share Exchange Agreements (“SEA’s”) with: (i) PR345, Inc., a newly organized Texas corporation (“PR345”); and (ii) NuAxess 2, Inc., a newly organized Delaware corporation (NuAxess”). Pursuant to the SEA’s, which were filed as Exhibits 2.1 and 2.2 to the Company’s March 27, 2019 Form 8-K, the Company agreed to acquire all of the capital stock of P345 and NuAxess as discussed more fully below.

In connection with the April 16, 2019 closing of the SEA’s (the “Closing”), PR345 and NuAxess became wholly-owned subsidiaries of the Company in exchange for the issuance of 400,000 shares of newly designated Series C Convertible Preferred Stock (the “Series C Shares”) as follows: (i) 200,000 Series C Shares to Sunlight Financial, LLC (“Sunlight”), a Texas limited liability company and the 75% control shareholder of PR345; and (ii) 200,000 Series C Shares to IDH Holdings 2, Inc. (“IDH Holdings”), a Delaware corporation and the 75% control shareholder of NuAxess. In addition, the Company also issued the minority shareholders of PR345 and NuAxess 400,000 shares of newly designated Series D Convertible Preferred Stock (“the Series D Shares”) as follows: (i) 200,000 Series D Shares to Draper, Inc (“Draper”), a Nevada corporation: and (ii) 200,000 Series D Shares to Carriage House, Inc (“Carriage House”), a Delaware corporation, in exchange for their respective 12.5% equity interests in NuAxess and PR345.

The Series C and Series D Preferred Stock represent 92.5% of the outstanding capital stock of the Company at the date of Closing. The outstanding common stock holders of the Company at the Closing retained 7.5% of the issued and outstanding common stock, par value $0.001 (the “Common Stock”), which Common Stock will be subject to dilution upon the conversion on existing convertible notes and subsequently issued convertible note issued for the purpose of funding the MMMM Mining Operations, subject to certain anti-dilution protections as set forth in the SEA’s.

In addition, shortly after the Closing, Sheldon Karasik, the former CEO and Chairman, transferred and assigned to Pat Dileo, the Company’s new CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis. The Super Voting Preferred Stock was transferred by Mr. Karasik to Mr. Dileo in consideration for the payment of $100,000 to Aurum, LLC, a newly organized private Nevada corporation (“Aurum”) formed and controlled by Mr. Karasik, the Company’s former CEO and Chairman. The Company’s newly constituted Board was informed by Mr. Karasik that the purpose of the $100,000 payment was to fund the MMMM Mining Operations which upon the Closing, became 75% owned subsidiaries of Aurum, with the Company retaining a 25% minority interest. Reference is made to the Company’s Form 8-K filed with the SEC on April 24, 2019 and the disclosure that effective on April 16, 2019, the Company entered into an agreement with Aurum, LLC, an entity formed and controlled by Sheldon Karasik and the management of the MMMM Mining Subsidiaries headed by Sheldon Karasik, pursuant to which the Company sold, transferred and assigned to Aurum, in consideration for the payment by Aurum of $10 and the assumption of the liabilities of the MMMM Mining Subsidiaries, a number of shares equal to 75% of the shares of capital stock of the MMMM Mining Subsidiaries with the Company retaining 25% of the capital stock of the MMMM Mining Subsidiaries. See the discussion under “Discontinued Mining Operations” below.

On May 13, 2019, the Company changed its name from Mineral Mountain Mining & Milling Company to Quad M Solutions, Inc. and on June 7, 2019, the Company filed Articles of Amendment with the State of Idaho to implement the name change. The purpose of the name change was to reflect the Company’s new operations related to NuAxess and PR345. PR345 was formed to provide staffing services to a variety of industries as well as back office services including accounting, payroll and a full complement of HR benefits in its role as a Professional Employer Organization (“PEO”). NuAxess serves as a full service financial, employee benefit and insurance consulting company providing health plans and comprehensive benefits to employees of small and medium size businesses. Reference is made to the disclosure under “The Company’s New Business” below.

The Company’s principal executive offices are located at 122 Dickinson Ave, Toms River, NJ 08753, and our telephone number is (732) 423-5520. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our common stock is traded under the symbol “MMMM.” On January 7, 2020 the closing sale price of the Common Stock on the OTC was $0.03 per share.

The Company is a “smaller reporting company,” as defined by applicable rules of the Securities and Exchange Commission (“SEC”) pursuant to § 229.10(f)(1), in the Securities Act of 1933. As such, we are eligible for exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation. We will remain a smaller reporting company until we have a public offering, or value attributable to stock held by non-affiliates, of at least $250 million, as measured on the prior March 31st.

New Business Development

The Company, through its two operating subsidiaries, NuAxess and PR345 business, is engaged in providing a full spectrum of benefit and insurance consulting services, principally to smaller and mid-sized employer, offering innovative means of providing their employees with multiple levels of employee benefits including major medical health insurance, as well as providing financial and business consulting services. The Company has entered into third-party agreements with select strategic partners to provide comprehensive programs administered through its vendor relationship agreements. The Company offers programs that include innovative and affordable major medical health insurance plans and other employee benefit products and services. The NuAxess Smart Healthcare Plan is a proprietary health plan that is an ERISA-qualified, self-insured plan, that includes wellness and prevention programs, among other features. Our primary markets are small and mid-size group employers, sometimes referred to as the ‘gig’ economy.

Through its employer of record (EOR) staffing companies and its use of contracted professional employer organization services and health saving account administration, the Company is able to provide employers with valuable aggregated HIPAA compliant data that can be used to analyze and evaluate services used to support the Company’s medical reinsurance stop-loss risk taking business via captive reinsurance companies. The Company’s services support a transparent, single administrative program that is comprehensive and easy to manage by employers, encompassing comprehensive HR and payroll service that includes workers’ compensation insurance, risk and compliance controls, medical stop loss reinsurance, health savings account administration, financial services, real-time employee healthcare support, and employee and employer retirement benefit programs mostly through the use of employee owned health saving accounts (HSA). The NuAxess Smart Healthcare plan embraces the national effort to provide mental health parity in health insurance coverages and, for example, through the use of telemedical health programs, we believe that many new and innovative methods are being and will be developed to better treat opioid addiction, PTSD and increase adherence to mental health treatment protocols as well as lessen the percentage of patient appointment no-shows all producing better outcomes for patients.

Our Strategy and Opportunity

The Company, through its subsidiaries and joint ventures, is able to market its health insurance related products and services and a variety of third-party products and services to employers, employees and disparate classes of workers who are classified as small group and today many describe as the growing ‘gig’ economy. The primary emphasis of the Company is to provide support to employers and employees to facilitate access and achieve a sustainable way to provide their employees a quality comprehensive major medical health insurance programs and services that complies with local, state, and federal regulations. Using Employee Retirement Income Security Act of 1974 (ERISA), a U.S. federal statute that protects the retirement assets of Americans by establishing rules to prevent fiduciaries from misuse of plan assets, and through partially self-funded/level funded health insurance plans, small employers, that historically have not used or been able to use traditional health insurance plans from the status quo carriers can benefit, as large group employers have benefitted for decades.

More than 80% of small group employers, because of an historic lack of alternatives, still must use traditional fully insured health insurance plans despite the premium costs nearly doubling since 2010, during which time plan benefits were reduced and deductibles rose. Conversely, more than 90% of large group employers use ERISA qualified plans. Despite the small group employer market need and size which is estimated at approximately 60 million workers and growing, this market has not been readily equipped either financially or through its management’s lack of experience, to properly achieve using ERISA plans despite their apparent need and resolve to adhere to all the rules, regulations and laws. We also believe that to implement many of these self-insured ERISA programs, our target market also requires typically unavailable technology platforms and trained personnel to implement the actual tasks involved to administer and effectively use these plans.

As a result, the Company’s business plan involves providing a full range of healthcare, technology, financial, and insurance services thereby enabling small group employers to provide full-service solutions in obtaining quality health benefits and insurance for its employees while minimizing financial risk from catastrophic medical claims through the use of medical stop loss reinsurance policies offered by A.M.Best rated carriers. It is generally recognized that small group employers do not have the financial capabilities to fund catastrophic liability risk so their use of medical stop-loss reinsurance is mandatory. The medical stop-loss reinsurance business is a complex global industry and, at its basic level, is simply liability insurance and is not even deemed medical insurance. The Company and its third-party strategic vendor partners have developed and possess the experience and skills necessary to underwrite employees and place medical stop-loss reinsurance coverages on compliant health plans developed specifically for the small group employer market. The health plans covering these workers are classified as comprehensive major medical health insurance plans with reinsurance stop-loss coverage to safeguard against catastrophic losses when they occur. The Company chose not to recommend the use of short-term medical plans, indemnity plans, and minimum essential coverage (MEC) plans as alternatives and certainly not solutions for small employers to give up fully insured major medical plans. They come with risk that should a catastrophic risk occur; they typically are capped benefit policies and will not pay above the cap amount. The single largest group filing for bankruptcy in the United States declare the cause for their indebtedness and bankruptcy filing is due to health and medical claims/charged and even when they had some form of health insurance coverage.

It is important to note that over the past decade many small group employers and employees, besides purchasing health insurance from Blue Cross, Aetna, Anthem, Cigna and United Health ( BUCA), and other regional fully insured health insurance carriers, are also purchasing health plans that are indemnity plans and not comprehensive major medical plans. These plans are called hospitalization, accident and critical illness plans, are not comprehensive major medical health insurance plans, but rather cover costs associated with ever increasing high deductible major medical plan coverages. .

The Company believes that by being able to provide comprehensive major medical health insurance program solutions for the small group employer market from a one-stop-shop source that this highly desirable target market will positively respond for its services. The reasons for the Company’s belief in its ability to penetrate this target market is the fact that historically, more than 80% of small group employers have been forced to use non-competitive traditional major medical health plans at unsustainable high premium rate costs with ever-increasing member high deductible limits, that uses coinsurance, copays, and often providing less benefit coverages, especially mental health and drug formularies. Our strategy has been to develop and provide transparency to health insurance benefits that includes: (i) a consumer driven health care model with value-based health plans that share financial rewards with our members and their providers; (ii) use prevention and wellness programs that complement our major medical health plans and use when possible pre-tax dollars; and (iii) provide funding directly, indirectly and through third parties each employees qualified high deductible health plans health saving accounts ( HSA). The Company’s focus and primary emphasis is to assist the small group employer market fund employee HSA which, despite considerable tax advantages and benefits to employers and employees have since their inception in 2004 by the US Congress been largely ignored by the BUCA’s. HSA have not been well funded despite more that 50 million employees owning HSA plans. Annual HSA contribution limits in 2019 were set at $3,500 for single employee plans and $7,000 for a family plan. Presently, a House of Representative Bill sits that if and when Congress brings to the floor is intending to double the annual contribution limits bring it closer in line with 401-K retirement plans.

The Company has implemented several new sales and marketing programs to directly reach the small group employer market largely through its use of third-party staffing and support staff companies, and until the Company operates its own staffing business. As BUCA health insurance premium costs increase its supporting a new interest in self-insuring for the small group employer market. The Company plans are to offer with its self-insured health plans more support and customer service through strategic partnerships with technology platforms that possess such products and services. It is our belief despite being undercapitalize still that we shall begin to generate revenue beginning in 2020. The key elements in determining which sales channel and markets to pursue are dependent on our ability to contract with third party vendors that provide our products and services and will commit resources in offering our products and services to their clients. States in which we have targeted to commence sales and pursue our targeted small group employer markets are Texas, Florida, and many southern states whose laws and regulations favor our business strategy of competing with the established Blue Cross, Aetna, Anthem, Cigna and United Health ( BUCA), and other regional fully insured health insurance carriers. The Company has a special interest in rural communities in those states with rural hospitals who are having difficulties operating and where some hospitals are planned to be closed. The Company plans to create with rural hospitals ‘community health exchanges’ whereby the hospitals contract with the Company to provide their services and the Company establishes its staffing business and hires local employees and provides them with all necessary employee services including major medical health insurance and financial programs.

We believe, but cannot be assured, that a substantial opportunity to sell and brand our services with rural hospitals will work to keep rural hospitals from closing unless it includes establishing an Account Receivable (A/R) funding program for rural hospital BUCA and CMS receivables. The Company has had preliminary discussions with several funding sources interested in an A/R program for investment grade rural hospital medical receivable financing.

The Company believes that there exists a critical need for small business employers to be able to offer quality and sustainable employee benefits, especially with millennials, principally as a result of the fact that the federal government has not produced effective and affordable new health insurance programs for America’s small businesses. Since the 2008 financial crisis, small businesses have also been adversely affected by the fact that the banking institutions and particularly the large banks that have not been providing small business employers with access to credit markets. We believe that this lack of reliable credit and access to capital resources has resulted in the inability of small businesses to innovate and grow, which we believe is essential for small businesses to grow at a time that the American economy to continues to show signs of strength. Without access to adequate debt and/or equity capital, it is widely understood that small businesses have had to rely on their cash flow to manage their largest expenses which specifically include payroll, taxes and employee benefits, the latter of which has become increasingly unsustainable. The Company’s objective is to provide and facilitate the availability to small businesses of employee benefits and health insurance at manageable costs to reduce the unsustainable annual increases.

Despite the fact that in many states existing insurance and labor laws and regulations are more than adequate to support small group employers and their benefit and health insurance programs, the fact remains that the virtual monopoly of the large and established carriers’ monopoly has had the effect of stifling alternative insurance and employee benefit solutions. The Company’s management believes that its small employer benefits, self-insurance, and financial programs are now market ready and provide advantages not offered by established major insurance and employee benefits carriers that are not focusing on the small and mid-sized employer/business market, which we firmly believe is and will increasingly be both very large and potentially very lucrative. It is estimated that on an annual basis, small group employer premiums have exceeded $375 billion during the past several years, which we believe may be one of the largest markets lacking consumer/customer involvement and lacking transparency and competition. Our business plan is to service this market with transparency, providing small group employer market, largely through its use of third-party staffing and support staff companies, and directly through the Company’s own staffing business as it develops.

Employees

The Company has 3 full-time employees, including its Chairman, CEO and Interim CFO, none of whom are under employment agreements. From time to time, the Company uses independent contractors and contract services for administrative functions such as legal, clerical, and bookkeeping services and expects to do so for the foreseeable future, until it generates positive cash flow from operations, of which there can be no assurance.

Government Regulations

The Company’s health insurance and employee benefits activities and financial services are subject to extensive federal, state and, to a lesser extent, local regulations. Each of the 50 States in the U.S. has adopted, by state statutes, laws and regulations, including those by the applicable State Departments of Insurance, Labor, Treasury, Health, Secretaries of State, among others. State laws and regulations govern health insurance and the issuance of insurance licensing to entities that offer medical and health insurance, sell health insurance and to otherwise provide insurance to the public, except for certain federal laws. The two most significant federal laws affecting health insurance and overriding state law are the 1974 ERISA law and the 2010 Affordable Care Act. However, state laws are so embedded and protected that despite the past fifty years of America’s industrial growth as the largest world economy, relatively few companies, given the size of the U.S. economy, are licensed to offer health insurance to businesses under the laws of the 50 states, without any meaningful oversight nor being subject to federal Sherman Act rules and regulations dealing with monopolistic practices. Furthermore, the Company believes that state law does not consider insurance companies to be deemed national enterprises subject to potential anti-trust regulations. In fact, more than thirty state licensed Blue Cross-Blue Shield companies, many of which are classified as not for profit entities, are deemed to exist as separate entities under each state jurisdiction, and therefore are not considered a monopoly.

Potential Advantages for the Company

The complexity of insurance regulations and lack of transparency to businesses in general and small businesses in particular, often require small and even mid-sized business to require outside professional assistance. For the small group businesses who utilize federal ERISA law and with the technology advances that have developed for consumers via the internet revolution and smart phones, the Company believes that it is now an opportune time for innovation and change being offered by the Company’s insurance and employee benefits programs, providing the potential of compete successfully with the BUCA’s and for small group employers to switch from fully insured plans to self-insured plans. With the creation of the health saving account (HSA) in 2004, health and wealth can be driven when consumers drive health care with their money. Providers must be paid fair, fast and transparently and only consumers can accomplish this goal. Government cannot realistically or affordably displace 160,000,000 American worker’s from their private health insurance but it can encourage and support a private system where consumers are joined with their chosen doctors and have access to their medical records and can use pretax dollars for health expenses and save dollars tax advantaged for their retirement.

Discontinued Mining Operations

As disclosed under “Company Information” above and the Company’s Form 8-K filed on April 24, 2019, effective on April 16, 2019, the Company entered into an agreement with Aurum, LLC, an entity formed and controlled by Sheldon Karasik and the management of the MMMM Mining Subsidiaries headed by Sheldon Karasik, pursuant to which the Company sold, transferred and assigned to Aurum a number of shares equal to 75% of the shares of capital stock of the MMMM Mining Subsidiaries in consideration for the payment by Aurum of $10 and the assumption of the liabilities of the mining subsidiaries, with the Company retaining 25% of the capital stock of the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for $1,000, evidenced by a promissory note due on September 30, 2020. As a result, at September 30, 2019, the Company owned 19% of the former MMMM Mining Subsidiaries and deems the former mining operations to be discontinued.

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

Risks Related to our Business

We never generated profits from our former mining operations and lack any significant operating history in our new business operations. During our fiscal year ended September 30, 2019 we have had no revenues. As such we don’t know if we will ever generate revenues Investment in our securities may result in the total loss of your investment.

The Company, f/k/a Mineral Mountain Mining and Milling Company, was formerly engaged, without success, in identifying and investing in mining properties. The Company was not successful in its efforts to engage in mining operations and, as a result, determined to diversify its business operations. On April 16, 2019, the Company completed an exchange of shares for 100% of the capital stock of NuAxess 2 and PR345 and changed Mineral Mountain’s business focus from mining to business services principally related to offering self-insured health insurance, reinsurance medical stop-loss, supplemental insurance, financial services, and employee benefits and retirement services to the small group employer market. In connection with the closing of the share exchange agreements (SEA), the Company divested 75% of its equity in its former wholly-owned mining subsidiaries to an entity controlled by its former chairman and CEO.

As a result of the divestiture of control of its former mining subsidiaries and the recent commencement of business activities of the Company’s new wholly-owned subsidiaries, NuAxess and PR345, there have been no recent profitable operating history upon which an evaluation of our future success or failure can be made.

 Our ability to achieve and maintain profitability and positive cash flow depends on:

•	Managements abilities to retain and recruit talented people including securing joint venture and strategic partnerships

•	Obtain substantial funding from various sources for operations, compliance, marketing and sales, and expand innovating new products and services of the enterprise to meet the growing needs of the millennial marketplace.

•	Develop ways to convert small employers and especially the growing gig economy to abandon their reliance on the status quo insurance carriers to provide them with major medical health insurance coverage and embrace self-funded insurance programs and investing in health savings accounts.

•	Develop the methods to encourage and promote direct to provider payments by employee/patients using referenced based pricing tools to negotiate and obtain transparent and competitive pricing for provider services especially for diagnostic testing and drugs. .

•	Raise substantial funds to own and operate a licensed medical stop loss reinsurance company (a captive) and develop the technology to underwrite individual insureds including aggregating HIPAA compliant data and create the data analytics to measure risk and take risk at competitive premium pricing.

Based on current business plans, we expect to incur operating losses and negative cash flows from consolidated operations in future periods until such time as our new agreements in the staffing and PEO businesses can start to utilize the Company’s self-funded health insurance programs and employee benefit operations to generate revenues. The expenses associated with SG&A will continue to rise faster than we can generate revenue from sales. The costs and expenses associated with developing any new business in new markets are likely to continue to stretch our limited resources including management until we can determine the right business market that will quickly utilize our programs and see the opportunity to innovate their faulty unsustainable programs._ As a result, we may not generate sufficient revenues, profits or positive net cash flows in the near future, and failure to generate significant revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

We will be dependent on our ability to raise debt, equity and generate revenues from our new operations as well as find alternate sources of capital, during our transition to find, develop, sell and support our small group employer customers with our ERISA based self- funded health insurance program and employee benefits services that must also encourage providers to accept the change to a consumer driven healthcare market where patients negotiate and pay their providers directly and supported by a new company with no track record.

We anticipate that our operating expenses will increase substantially in the foreseeable future as we devote all of our efforts and resources to establishing our new staffing business and self-funded health insurance and employee benefits operations. The Company is not able to use marketing and branding in any meaningful way to compete with a state dominated market monopoly of well financed large insurance carriers. Once finding the markets to disrupt we must still finance how to broaden our end-customer base, expand our operations, hire additional employees in order to implement our comprehensive business plan, and support members. There can be no assurance that funding will be obtained and be available to operate after we complete sales. . Since our change in control and commencement of new business operations, we have been dependent upon proceeds from convertible notes at terms acceptable to the Company and there can be no assurance that we will be able to continue to raise funds in adequate amounts from convertible notes to finance our operations until we generate positive cash flow from operations, of which there can be no assurance. These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

If the market does not adopt our self-funding of employer sponsored health insurance and benefits in a large enough manner to absorb the costs both past and future, we will not grow as quickly as anticipated, or at all, and our business, results of operations and financial conditions, would be detrimentally harmed.

The Company may find that the new and innovative health insurance and employee benefits programs, including self-funded plans offered and to be offered by the Company may not readily find acceptance from its target small and mid-sized employer market. As a result, we must be able to adjust our products and services in order to achieve and maintain market acceptance, of which there can be no assurance. Further, if we achieve market acceptance, there can be no assurance that we will be able to fulfill demand if such demand exceeds our staffing capabilities. In fact, there can be no assurance that demand for our self-funding of employer sponsored health insurance and benefits will ever develop. We expect that we will be dependent on third party staffing for the foreseeable future but at present have no firm arrangements to fund our own staffing, notwithstanding our plans. If we are unable to provide enhancements and new features for our self-funding of employer sponsored health insurance and benefits and any future insurance and employee benefits products and services, our business could be adversely affected.

We are subject to all of the risks inherent in the highly competitive health insurance and employee benefit services sectors, including, without limitation, the following:

•	The Company’s inability to obtain A rated A.M. Best reinsurance stop-loss coverage for its self-funded plans

•	The total reliance of the use of technology platforms with venders not controlled by the Company

•	Small group employers are dominated by the insurance brokers who are paid well by the traditional fully insured carriers to keep the business in force or lose considerable commission fees.

•	Providers can be resistant to accepting a new payment methodology especially since most have signed network agreements with the main traditional insurance carriers who have tremendous sway over the providers and the providers patients.

•	Any change in law that limits self-funding in the small group marketplace, and changes by state or federal rulings on how staffing of employees to employers using self-insurance ERISA plans.

•	Lawsuits brought against the Company and its Management by the competition especially the traditional insurance carriers and benefit brokers.

•	The successful appeal of the Affordable Care Act by the Trump Administration to eliminate the individual mandate and how small employers may eliminate providing employer health plans and adopting the Health Reimbursement Accounts where employees can expense their health insurance premiums and buy health insurance direct.

•	Staffing companies may come under attack by state government if it decides employees of small groups must use fully insured health plans

•	There can be no assurance that we will be able to acquire assets sufficient to qualify for up listing to larger public stock exchanges which could have a detrimental trading effect on our stock.

If we fail to manage growth, if any, effectively, our business would be harmed.

Our operating structure and plan of operations has been altered completely during the 2019 fiscal year, from unsuccessful mining operations to entry into the highly competitive health insurance and employee services sectors, and any changes or future growth will place significant demands on our management, employees, infrastructure and other limited and stretched resources. We will also need to continue to improve our financial and management controls and reporting systems and procedures which require additional new personnel and platforms. We may encounter delays or difficulties in implementing our business plans and manage our growth, of which there can be no assurance. Additionally, to manage any future change, we will need to hire, train, integrate and retain a number of highly skilled and motivated employees, the failure of which could materially adversely impact our financial conditions and potential to succeed, of which there can be no assurance. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed.

Our growth will be affected by many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties over which we may have little or no control.

We may acquire or enter into other businesses or joint venture agreements which could require significant management attention, disrupt our business and potentially adversely affect our operating results.

As part of our business strategy, we may enter into or make investments in complementary companies, products, or technologies and/or enter into agreement with third parties related to our staffing, health insurance and employee benefits businesses. We are a small organization and our ability to acquire and integrate other companies or implement joint ventures and third-party arrangements in a successful manner is unproven. If we are unable to complete acquisitions or enter into other business ventures, we may not ultimately strengthen our competitive position or achieve our goals. Furthermore, there can be no assurance that we shall have adequate resources to properly integrate and manage these new businesses and operations successfully or at terms and conditions satisfactory to the Company. We may have to pay cash, incur debt or issue convertible securities to fund any such acquisitions or joint ventures, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of convertible debt to finance any such efforts could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our revenue will be dependent upon acceptance of our innovative health insurance and employee benefit services and products by small and mid-sized U.S. businesses.

The use of partially self-funded health insurance plans, while not necessarily new, has not been actively marketed to the small group employer (SGE). The SGE has been historically dominated by fully-insured BUCA carrier plans. Despite the fact that the price of insurance premiums has increased by approximately 100% since 2010, combined with reduced benefits and higher deductibles, approximately 83% of small employers still do not self-insure, notwithstanding the fact that approximately 90% of large employers self-insure. There can be no assurance that the innovations offered by the Company’s plans, including elimination of middleman brokers and other factors that increase premium costs, will result in acceptance or profitability. Nor can there be any assurance that our plan to offer a transparent program showing small employers all the costs incurred and, at the same time seeking to share with providers profits that are achieved by lowering claim losses will result in the success of our business model.

The failure of such acceptance will adversely affect our ability to generate significant revenues and develop a presence in these competitive markets.

We are uncertain whether our health insurance and employee benefits programs, services and products will be accepted by our target market of small and mid-sized business employers in the U.S. and become commercial success. A number of factors may limit the market acceptance of our services and products, including:

•	the availability of alternative health and benefit solutions;
•	the competitiveness of fees using our services relative to alternative service providers;
•	competition from other locally or internationally recognized virtual marketplaces;
•	market demand for our health insurance and employee benefits programs, services and products prove to be smaller than we expect;
•	business user friendliness of our services and products in comparison to competitors;
•	research and development are more costly and/or more time-consuming than anticipated; and
•	change in regulatory environment may make our health insurance and employee benefits programs, services and products uneconomical.

We may not be able to realize substantial streams of revenue from our health insurance and employee benefit services and products if we cannot gain a market share from the currently dominant market forces.

At present and historically, the health insurance and employee benefits industries have been dominated by major companies including Blue Cross, Cigna, Aetna, Anthem, United Health Group and regional insurance carriers who use major selling brokerages and have significant impact on federal and state insurance law and regulations. Our future activities in the areas of developing our own staffing company, joint venturing with or acquiring staffing companies and developing self-funded health insurance and employee benefits could be subject to laws and regulations which may materially adversely affect our future operations. Notwithstanding the Company’s belief that its group employer health insurance programs are not dependent on any new laws or regulations to succeed, there can be no assurance new laws and regulations will not be established or that the Company will be successful in offering its self-funded programs to small group employers.

We have three full-time employees and are dependent on our directors, officers and third-party contractors.

We have three full-time employee and rely heavily and are wholly dependent upon the personal efforts and abilities of our officers and directors, each of whom devotes less than all of his time and efforts to our operations. The loss of any one of these individuals could adversely affect our business. We do not have written employment agreements with any of our officers or directors or maintain insurance on any of them. We may not be able to hire and retain such personnel in the future.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management, including Pat Dileo, our CEO, Chairman and controlling shareholder, and certain key personnel. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, could delay the development and sale of our services and products, disrupt our business, and interfere with our ability to execute our intended business plan.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. There are currently no options and/or equity awards outstanding. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified personnel. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

We will need to raise capital in order to realize our business plan, the failure of which could adversely impact our operations.

We are currently not profitable. For the fiscal year ended September 30, 2019 and as of the date of this report, we assessed our financial condition and concluded that we will need to raise additional capital to fund business operations for the next 12 months from the date of the report. Our auditor’s report for the year ended September 30, 2019, includes a going concern opinion on the matter. We had a net loss of $3,883,874 for the year ended September 30, 2019 compared to a net loss of $463,334 for the same period of the prior year. However, these net loss results are not comparable because during the year-ended September 30, 2018, our operations were limited to very inactive mining operations and principally represented limited general and administrative expenses and officers’ fees, while our general and administrative expense, professional fees, interest expense and loss on the issuance of convertible debt, largely incurred during the period from the change in control in April 2019 through September 30, 2019, represented a significant portion of the increase in net loss. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Until we generate positive cash flow from operations, we will continue to be dependent upon our ability to raise funds through the issuance of convertible notes, of which there can be no assurance. Without adequate funding or significant revenue from operations, which have only recently commenced subsequent to the end of the September 30, 2019 fiscal year, we may not be able to fully-implement our plan of operations and expand business development efforts and other strategic initiatives.

We expect to continue to finance our operations, acquisitions and develop strategic relationships, primarily by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on existing stockholders’ ownership interest, which could cause the market price of our common stock to decline. We may also issue securities in our subsidiaries, and these securities may have rights or privileges senior to those of our common stock.

We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. In addition, any adverse conditions in the credit and equity markets may adversely affect our ability to raise funds when needed. Any failure to achieve adequate funding will delay our business plan executions and could lead to abandonment of one or more of our initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. Any additional equity financing will likely be dilutive to stockholders, and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

The Company, as a reporting company under the Exchange Act, continues to require resources and management’s attention to fulfill its obligations under the Exchange Act.

As a reporting company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”) and the rules and regulations promulgated by the United States Securities and Exchange Commission (“SEC”) thereunder, which entail significant accounting, legal and financial compliance costs at the same time the Company seeks to develop and implement its new business plan involving innovative health insurance and employee benefits programs. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources

Risks Related to the Ownership of our Stock

If we issue additional shares in the future, it will result in the dilution of our existing stockholders.

Our articles of incorporation authorize the issuance of up to 900,000,000 shares of common stock, par value of $0.001 (“Common Stock”). As of January 13, 2020, we had approximately 70,357,650 shares of Common Stock outstanding, excluding shares reserved for issuance underlying convertible notes. Our Board of Directors may choose to issue some or all of such shares for business acquisition and for funding of operations without stockholder approval. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Our articles of incorporation authorize the issuance of up to 10,000,000 shares of our preferred stock with a par value of $0.10 per share. The board of directors is authorized to provide for the issuance of these unissued shares of preferred stock in one or more series, and to fix the number of shares and to determine the rights, preferences and privileges thereof. Accordingly, the board of directors may issue preferred stock which may convert into large numbers of shares of Common Stock and consequently lead to further dilution of other shareholders.

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering or current market prices.

The price of our common stock may vary substantially from time-to-time and the liquidity in our trading market cannot be assured. You may not be able to readily sell shares of our common stock. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including:

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

Because our securities trade on the OTC Market, your ability to sell your shares in the secondary market may be limited.

The shares of our common stock are subject to quotation on the OTC Market. Because our securities currently trade on the OTC, they are subject to the rules promulgated under the Exchange Act, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in our securities.

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

Our shares that are eligible for future sale, principally as a result of the conversion of outstanding convertible notes, may have an adverse effect on the price of our stock. Sales of substantial amounts of common stock, or a perception that such sales could occur, and the conversion of convertible notes and exercise of options or warrants to purchase shares of common stock at prices that are or may be below the then current market price of the common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities.

We do not have cumulative voting, one person owns super-voting preferred stock and, as a result, can control our Company, which could limit your ability to influence the outcome of shareholder votes.

Our shareholders do not have the right to cumulative votes in the election of our directors. Cumulative voting, in some cases, could allow a minority group to elect at least one director to our board. Because there is no provision for cumulative voting, and as a result of the fact that our CEO and Chairman own the one outstanding share of Series B Preferred Stock that have super-voting rights entitling him to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. Accordingly, our CEO and Chairman, as the holder of the super-voting Series B Preferred Stock, is able to elect all of the members of our board of directors.

Our Articles of Incorporation contain provisions that discourage a change of control.

Our articles of incorporation contain provisions that could discourage an acquisition or change of control without our board of directors’ approval. Our articles of incorporation authorize our board of directors to issue common or preferred stock without shareholder approval. Pursuant to resolutions of the board of directors dated November 5, 2018, authorized and approved the Certificate of Designation for the Series B Preferred Stock entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. On March 21, 2019, the Company’s board of directors approved the issuance of the Series B Preferred Stock to Sheldon Karasik and in April 2019, the Series B Super Voting Preferred Stock were transferred and assigned to Pat Dileo, our CEO and Chairman in connection with the change in control transaction.

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

The Company anticipates receiving proceeds from our initial sale of shares to CBP pursuant to the Equity Financing Agreement. The Company may sell shares to CBP at a price equal to 75% of the lesser of (1) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period beginning on the date on which we deliver a put notice to CBP (the “Market Price”) or (2) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period following the Clearing Date of the put notice (“Valuation Price”). There is a minimum of twenty (20) trading days between purchases. Furthermore, there is a cap of the lesser of $100,000 or 150% average daily trading value (the average trading volume during the fifteen (15) trading days preceding the date of the put notice multiplied by the lowest trading price during this period) for each equity line draw down. Over the 24-month term of the equity line, the Company may not have the ability to fully draw and utilize the entire $5 million credit line due to the terms, conditions and limitations in the Equity Purchase Agreement.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company, at present, has its executive offices, consisting of 300 square feet, located at 122 Dickinson Avenue, Toms River, NJ 08753, which it uses on a rent-free basis. These facilities are suitable for the near term and the Company believes will be sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

At September 30, 2019, the Company was not a party to nor are we aware of any threatened or ongoing legal proceedings against the Company. Nonetheless, it is possible that from time to time in the ordinary course of business we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. However, we are not aware of any such legal proceedings or investigations and, in the opinion of our Board of Directors, legal proceedings are not expected to have a material adverse effect on our financial position or results of operations. Subsequent to the year ended September 30, 2019, the Company has received a letter from attorneys representing Sheldon Karasik, claiming that the Company did not fulfill its obligations under the Share Exchange and Purchase Agreement with an entity formed and controlled by Sheldon Karasik, pursuant to which the Company, in an agreement executed on its behalf by Mr. Karasik, sold, transferred and assigned 75% of the Company’s former MMMM Mining Subsidiaries to an entity controlled by Mr. Karasik for $10 plus the assumption of the liabilities of the former MMMM Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and, indeed, has affirmative defenses in connection with any such claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik.

ITEM 4. MINE SAFETY DISCLOSURES

The Company does not currently operate any mines related to the claims of its former mining subsidiaries and, in fact, divested 75% of its equity interest in its MMMM Mining Subsidiaries effective on April 16, 2019. As a result, mine safety disclosures are not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTC Market under the symbol MMMM. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the OTC Market exchange for the respective periods

	High	Low
Fiscal 2019:
Fourth Quarter	$0.10	$0.02
Third Quarter	$0.25	$0.07
Second Quarter	$0.30	$0.10
First Quarter	$0.41	$0.10

Fiscal 2018:
Fourth Quarter	$0.20	$0.065
Third Quarter	$0.21	$0.06
Second Quarter	$0.20	$0.55
First Quarter	$0.26	$0.05

(b) Holders of Common Stock

As of September 30, 2019, there were 69,575,734 shares outstanding held by approximately 1304 shareholders.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of September 30, 2019.

Warrants

There are 7,200,769 warrants outstanding, including Board-approved 260,000 warrants for directors’ fees in 2018. Holders of the warrants have no voting rights, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

There were sales of unregistered equity securities by the Company during the fiscal year ending September 30, 2019. Specifically, reference is made to the Company’s Forms 8-K as follows: (i) the Form 8-K filed on March 27, 2019 with respect to the filing of a Certificate of Designation on March 21, 2019 with respect to the authorization of the Series B Super Voting Preferred Stock that was issued to Sheldon Karasik; (ii) the Form 8-K filed on March 27, 2019 with respect to the entry into the Share Exchange Agreements discussed more fully under “Company Information” above and the agreement to issue shares of the newly authorized Series C and Series D Preferred Stock pursuant to the SEAs; and (iii) the Form 8-K filed on April 24, 2019, disclosing the closing of the SEAs and the issuance of 400,000 shares of Series C Preferred Stock and 400,000 shares of Series D Preferred Stock to the shareholders of the Company’s new operating subsidiaries, NuAxess and PR345.

Issuance of Common Shares

There have been private placements of unregistered common shares during the fiscal year ending September 30, 2018 which are exempt from registration pursuant to Section 4(2) of the Act and Regulation D promulgated the SEC thereunder. The sales have not exceeded $1 million in value in any given 12-month period and fewer than 35 investors have been purchasers of the shares. The shares in the offering are restricted securities subject to six-month minimum holding period provided by Rule 144 under the Act. The Company has also made its SEC reports available on its website and the private placements have not been subject to any general advertising. The Company further believes that all investors would qualify as accredited investors or sophisticated financial investors.

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

Date of Sale	Recipient Name	Aggregate Offering Price	Consideration Received by Registrant	Shares Issued
2/9/2018	Felix Keller	common at .03 per share	$13,200	440,000
2/15/2018	Richard Schaper	common at .05 per share	$5,000	100,000
2/28/2018	Adam Burlock	common at .05 per share	$1,000	20,000
3/8/2018	Jacob Karasik	common at .05 per share	$5,000	100,000
4/10/2018	Jacob Karasik	common at .05 per share	$10,000	200,000
5/2/2018	Sheldon Karasik	common at .05 per share	$25,000	500,000
6/21/2018	Sheldon Karasik	common at .05 per share	$25,000	500,000
6/21/2018	Jonathan Ogle	common at .05 per share	$10,000	200,000
6/30/2018	Sheldon Karasik	common at .01 per share	$5,000	500,000
8/20/2018	Stillmont Advisors (1)	common at .04 per share	$25,000	625,000
8/30/2018	Jonathan Ogle (1)	common at .05 per share	$10,000	200,000
9/12/2018	Francia Gomez (1)	common at .05 per share	$30,000	600,000
9/13/2018	Encore Tickets (1)	common at .04 per share	$10,000	250,000
		Total (as of September 30, 2018)	$164,200	2,560,000
		Total (issued after September 30, 2018)	--	1,675,000

(1)	The Shares were purchased on the dates shown but the shares were not issued until after September 30, 2018.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2019 and September 30, 2018.

ITEM 6. SELECTED FINANCIAL DATA

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

Overview

The Company, through its two operating subsidiaries, NuAxess and PR345 business, is engaged in providing a full spectrum of benefit and insurance consulting services, principally to smaller and mid-sized employer, offering innovative means of providing their employees with multiple levels of employee benefits including major medical health insurance, as well as providing financial and business consulting services. The Company has entered into third-party agreements with select strategic partners to provide comprehensive programs administered through its vendor relationship agreements. The Company offers programs that include innovative and affordable major medical health insurance plans and other employee benefit products and services. The NuAxess Smart Healthcare Plan is a proprietary health plan that is an ERISA-qualified, self-insured plan, that includes wellness and prevention programs, among other features. Our primary markets are small and mid-size group employers, sometimes referred to as the ‘gig’ economy.

Material Developments During Fiscal 2019

Results of Operations

Comparison of the fiscal year ended September 30, 2019 to the fiscal year ended September 30, 2019

Note: In April 2019, as disclosed in the Company’s Form 8-K reports filed with the SEC on March 27, 2019 and April 24, 2019, the Company ceased operating its MMMM Mining Subsidiaries and commenced operations of its health insurance and employee benefits subsidiaries, PR345, Inc., a newly organized Texas corporation and NuAxess 2, Inc., a newly organized Delaware corporation. As a result, the Results of Operations for the years ended September 30, 2019 and September 30, 2018 are not comparable.

Revenue

The Company generated no revenues from its former mining operations during the two fiscal years ended September 30, 2019 and 2019. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries. Reference is made to Item 1. Business and specifically to the disclosure under the subcaptions “Company Information” and “New Business Developments” above

Expenses

Marketing expenses for the fiscal year ended September 30, 2019 was $11,550 compared to $0 for the same period of the prior year, when the Company’s mining operations were not active and, in any event, did not require any marketing expenses.

Operating expenses for the fiscal year ended September 30, 2019 were $1,591,331 compared to $ 455,682 for the same period of the prior year, representing an increase of 249%, due principally to an increase in general and administrative expense, legal expense, and travel expense. The main components of general and administrative expenses in fiscal 2019 consisted of approximately $686,452 in consulting fees, approximately $19,400 in shares issued for services, and approximately $19,400 in investor relations fees. Included in the shares issued for services was only a minimal amount for the Series B preferred shares issued to the CEO for 51% of the voting control of the Company. The legal and professional fees are primarily fees related to the Company’s registration statement on Form S-1 declared effective on March 8, 2019, which registration statement was initially filed with the SEC on October 15, 2018, after the end of the fiscal year ended September 30, 2018. In addition, the Company incurred legal and professional fees of 418,917. During the prior year, the Company’s legal and professional fees were minimal 74,662.

Working Capital

The Company’s net loss for the years ended September 30, 2019 and September 30, 2018 were $4,053,212 and $463,334, respectively. The $3,589,878 increase in net loss for fiscal year 2019, as compared to fiscal year 2018, is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and acquisition and disposal of subsidiaries and also to an increase in general and administrative expenses, legal and professional fees, and travel as a result of the change in business focus.

During the fiscal year ended September 30, 2019, our principal sources of liquidity included cash received from convertible notes payable and sales of our common stock. During the fiscal year ended September 30, 2018 our principal source of liquidity included proceeds from sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $1,087,437 and $283,411 for the years ending September 30, 2019 and 2018, respectively. The $804,027 increase between 2019 and 2018 is primarily attributed to the increase in non-cash costs associated with new convertible debt and acquisitions and disposals and an increase in overall spending of the Company during 2019. Net cash provided by financing activities totaled $1,100,237and $280,300 for the years ending September 30, 2019 and 2018, respectively. The change between 2019 and 2018 is primarily attributed to an increase in convertible debt financing and issuances of common stock for cash in 2019 as compared to 2018. The cash increased to $14,700 at September 30, 2019 from $1,900 at September 30, 2018, principally reflecting the net cash used by operations during the period, offset by the sales of common stock.

As reflected in our accompanying financial statements, other than approximately $950,000 received from the issuance of convertible notes during the fiscal year ended September 30, 2019, we have limited cash, negative working capital, no revenues and an accumulated deficit of $7,079,690 and $3,026,479 for the years ending September 30, 2019 and September 30, 2018, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $165,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate su

Dividend Policy

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

Recent Accounting Pronouncements

Recent accounting pronouncements which may affect the Company are described in Note 2 — Summary of Significant Accounting Policies, subsection “New Accounting Requirements and Disclosures” in the annual financial statements below.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quad M Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Quad M Solutions, Inc. (the Company) as of September 30, 2018 and 2019, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two year periods ended September 30, 2018 and 2019, and the related notes  (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2018 and 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2019, and the results of its operations and its cash flows for each of the years in the two periods ended September 30, 2018 and 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018 and 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

January 15, 2020

QUAD M SOLUTIONS, INC.
(fka) MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED BALANCE SHEETS
	September 30,	September 30,
	2019	2018
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,700	$1,900
Total Current Assets	14,700	1,900

OTHER ASSETS

Total Other Assets	-	-

TOTAL ASSETS	$14,700	$1,900
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,710	$21,084
Accrued interest	39,312	8,002
Deferred payroll	-	74,257
Notes payable – related party	58,128	57,000
Convertible debt, net	351,275	-
Derivative liability	1,509,792	-
Accrued expense	283,833	-
Aurum payable	400,000	-
Total Current Liabilities	2,677,050	160,343
TOTAL LIABILITIES	2,677,050	160,343

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 800,001 and 0 shares issued and outstanding	80,000	-
Common stock, $0.001 par value, 100,000,000 shares authorized;
68,977,733 and 60,436,162 shares issued and outstanding	68,978	60,436
Additional paid-in capital	4,271,462	2,752,600
Shares to be issued	-	55,000
Subscription receivable	(3,100)
Accumulated deficit	(7,079,690)	(3,026,479)
Total Stockholders’ Deficit	(2,662,350)	(158,443)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,700	$1,900

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC. (fka) MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30
	2019	2018
		(Restated)
REVENUES	$-	$-

OPERATING EXPENSES
Professional fees	418,917	74,662
General and administrative	838,418	127,747
Payroll expense	147,966	140,742
Mineral property expense	42,301	47,261
Travel	121,729	65,270
Directors’ fees	22,000	-
TOTAL OPERATING EXPENSES	1,591,331	455,682

LOSS FROM OPERATIONS	(1,591,331)	(455,682)

OTHER INCOME (EXPENSES)
Interest expense	(639,881)	(5,652)
Financing Fees	(37,500)	-
Loss on issuance of convertible debt	(1,920,719)	-
Gain on revaluation of derivative liabitilty	646,389	-
Loss on extinguishment of debt	(29,943)	-
Loss on disposal of subsidiary	(403,327)	-
Loss on acquisition of subsidiaries	(76,900)	-
Other expense	-	(2,000)
TOTAL OTHER INCOME (EXPENSES)	(2,461,881)	(7,652)

LOSS BEFORE TAXES	(4,053,212)	(463,334)

INCOME TAXES	-	-

NET LOSS	$(4,053,212)	$(463,334)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.06)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	67,824,590	58,750,329

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC
(fka) MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
	Common Stock		Preferred Stock		Additional Paid in	Accumulated	Stock to be issued and Shares to be	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Equity
Balance, September 30, 2017	53,816,162	$53,816		$	$2,444,186	$(2,563,145)	$-	$(65,143)

Common stock issued for cash	5,760,000	5,760			218,340		55,000	55,000
Common stock issued for services	300,000	300			45,200			45,500
Common stock issued for reimbursement of mineral claims	500,000	500			4,540			5,040
Warrants issued for directors’ fees					39,194			39,194
Exercise of warrants	60,000	60			1,140			1,200
Net income for period ending September 30, 2018	-	-			-	(463,333)	-	(463,333)
Balance, September 30, 2018 (Restated)	60,436,162	60,436			2,752,600	(3,026,478)	55,000	(158,442)

Common stock issued for cash	5,683,000	5,683			232,317		(55,000)	183,000
Common stock issued for services	1,400,000	1,400			298,000			299,400
Common stock issued for officers & directors’ fees	4,330,000	4,330			102,670			107,000
Rescinded shares	(4,300,000)	(4,300)			4,300			-
Common stock issued for financing fees	1,428,571	1,429			98,571			100,000
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					275,423			275,423
Subscription receivable							(3,100)	(3,100)
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(4,053,212)		(4,053,212)
Balance, September 30, 2019	68,977,733	$68,978	800,000	$80,000	$4,271,462	$(7,079,690)	$(3,100)	$(2.662.350)

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC
(fka) MINERAL MOUNTAIN MINING AND MILLING COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2019	2018
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,053,212)	$(463,334)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Amortization of debt discount	533,749	-
Amortization of financing fees	100,000	-
Common stock issued for services	299,400	45,500
Common stock issued for officers’ and directors’ fees	107,000	-
Common stock issued for reimbursement of mineral claim fees	-	5,040
Loss on issuance of convertible debt	1,791,189	-
Gain on revaluation of derivative liability	(646,389)	-
Loss on extinguishment of debt	55,703	-
Loss on disposal of subsidiary	303,327	-
Loss on acquisition of subsidiary	76,900	-
Warrants issued for directors’ fees	-	39,194
Changes in assets and liabilities:
Increase (decrease) in accounts payable	40,416	10,283
Increase (decrease) in accrued interest	35,183	5,650
Increase (decrease) in deferred payroll	(14,536)	74,256
Increase (decrease) in accrued expense	283,833	-
Net cash used by operating activities	1,087,437	(283,411)
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	193,000	279,100
Proceeds from convertible debt, net	948,944	-
Proceeds from note payable-related party	1,293	-
Payment of convertible debt	(43,000)	-
Proceeds from conversion of warrants	-	1,200
Net cash provided by financing activities	1,100,237	280,300
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	12,800	(3,111)
Cash, beginning of period	1,900	5,011
Cash, end of period	$14,700	$1,900
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Derivative liabilities	$835,415

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

Consolidated Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad M Solutions, Inc (“the Company”), f/k/a Mineral Mountain Milling and Mining Company, was incorporated under the laws of the State of Idaho on August 4, 1932 for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. Until April 16, 2019, the Company had two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation (the “MMMM Mining Subsidiaries”). On April 16, 2019, the Company divested itself of seventy-five percent of the MMMM Mining Subsidiaries to Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement and operating the Company’s formerly wholly-owned mining subsidiaries. Reference is made to Recent Developments-Former MMMM Mining Subsidiaries under Note 3 – MINING CLAIMS AND LAND, below.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Quad M Solutions, Inc and its two wholly owned subsidiaries is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Basis of Presentation

The consolidated financial statements incorporate the accounts of Quad M Solutions, Inc and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. The accounts have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2019 and 2018.

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

At September 30, 2019 and 2018 the Company did not have any assets measured at fair value other than cash and deposits. At September 30, 2019 the Company had conversion features embedded in its convertible notes payable. The fair value measurement of those derivatives, using a Binomial valuation model, was $1,509,792 at September 30, 2019 and is reported as derivative liability on the balance sheet. At September 30, 2018 the Company did not have any liabilities measured at fair value.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $7,079,690. The Company’s working capital deficit is $2,662,350.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

The Company plans to fund its future operations by potential sales of its common stock or by issuing debt securities. However, there is no assurance that the Company will be able to generate sufficient equity and/or debt capital at terms and conditions satisfactory of the Company.

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

New Accounting Pronouncements

In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The ASU will be effective for annual periods beginning after December 15, 2018 and interim periods within that fiscal year, early adoption is permitted. We do not believe the adoption of ASU 2018-07 materially impacted our consolidated financial statements.

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

The cumulative effect of the change on retained earnings at October 1, 2016 was an increase of $331,332.

The effects of the error correction are as follows:

	Originally	Restatement	As
Consolidated Balance Sheets	Reported	Adjustment	Restated
As of September 30, 2018
Investment in mineral lease	$336,000	$(336,000)	$-
Mineral lease, net	$101,498	$(101,498)	$-
Long term mineral lease liability	$216,817	$(216,817)	$-
Accumulated deficit	$(2,805,798)	$(220,681)	$(3,026,479)
Earnings per share	$-	$-	$-

	Originally	Restatement	As
Consolidated Statements of Operations	Reported	Adjustment	Restated
For the year ended September 30, 2018
Mineral Property Expense	$79,321	$(59,819)	$19,502
Total operating expenses	$515,501	$(59,819)	$455,682

	Originally	Restatement	As
Consolidated Statements of Cash Flows	Reported	Adjustment	Restated
For the year ended September 30, 2018
Amortization of mineral lease	$50,833	$(50,833)	$-

NOTE 4 – MINING CLAIMS AND LAND

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

Lease

In order to maintain its lease, the Company shall make a $2,500 advance royalty payment at execution of the agreement and on each yearly anniversary for as long as the agreement is in effect. These advance royalty payments will be credited to the production royalty payments owed above. The failure of the Company to timely tender the advance royalty payment may terminate this lease.

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

NOTE 6 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 16, 2019, the Company completed the closing of two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a newly-organized Delaware corporation, and PR345, Inc., a newly organized Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and P3R45 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “New Preferred Stock”). The Shares of Series D Convertible Preferred Stock have beneficial ownership limitation provisions. The transaction was valued at $80,000 and as a result a loss on acquisition in the amount of $76,900 was recorded.

NOTE 7 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement thereby acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company. On the date of closing, the Company made a payment of $100,000 to Aurum for the operations of the MMMM Mining Subsidiaries, and agreed to make an additional payment subject to the terms and conditions of the MBO Agreement. In connection with the MBO Agreement, Aurum agreed to assume all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

NOTE 8 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to an institutional investor for the principal sum of $63,000.00, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note was convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price (as defined below), representing a discount rate of 42% Market Price” is defined as the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1770 was $131,158 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $131,158 valuation of the conversion feature, $71,158 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt. An accredited investor acquired the note from the institutional investor, with the consent of the Company, in consideration for the payment of the outstanding principal, accrued interest and prepayment penalty in the aggregate amount of $96,816. The Company then issued a replacement convertible promissory note payable to acquiring institutional investor for the principal sum of $96,816 with identical terms to the original note (interest at 12% per annum, maturity date of November 27, 2019, conversion rights and conversion price.) This transaction was treated as an extinguishment and reissuance of the original note and resulted in accelerated recognition of interest expense for original issue discount debt discount of $1,471, interest expense for derivative liability debt discount of $26,425 and a loss on extinguishment in the amount of $29,943.

The conversion feature of the replacement note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1775 was $292,344 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $292,344 valuation of the conversion feature, $195,528 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the year ended September 30, 2019, $3,756 of regular interest and $63,823 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about February 22, 2019, the Company issued a second convertible promissory note to the same institutional investor for the principal sum of $43,000, together with interest at the rate of 12%per annum, with a maturity date of February 22, 2020. The institutional investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which it recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.116 was $76,918 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs and amounts discussed immediately below), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $76,918 valuation of the conversion feature, $36,918 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt. The outstanding principal and accrued interest in the amount of approximately $45,460 and a prepayment penalty in the amount of $19,350 was paid on August 14, 2019.

During the year ended September 30, 2019, $3,198 of regular interest, $3,000 of original issue discount, and $40,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On August 14, 2019, the Company prepaid the entire principal and accrued interest on the $43,000 note. On September 12, 2019, the Company received a confirmation letter from the institutional investor/holder stating that “Since the Note has been fully satisfied, we are returning to you the original Note marked “PAID.”

On or about April 25, 2019, the Company issued a convertible promissory note to another third-party institutional investor for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. The investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1062 was $139,348 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $139,348 valuation of the conversion feature, $69,348 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $3,896 of regular interest, $2,158 of original issue discount, and $30,219 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about April 29, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 29, 2020. Jefferson has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $6,000 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1510 was $175,334 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $175,334 valuation of the conversion feature, $118,334 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $3,388 of regular interest, $3,787 of original issue discount, and $23,984 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about May 7, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. The investor had the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $3,500 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1607 was $131,162 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $131,162 valuation of the conversion feature, $84,662 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $2,416, of regular interest, $1,396 of original issue discount, and $18,549 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about May 17, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of February 17, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0902 was $76,989 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $76,989 valuation of the conversion feature, $31,989 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $2,236, of regular interest, $2,464 of original issue discount, and $22,174 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about May 21, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of November 21, 2019. The investor has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0765 was $138,861 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $138,861 valuation of the conversion feature, $38,861 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $3,182, of regular interest, $7,174 of original issue discount, and $71,739 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about June 11, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $70,000, together with guaranteed interest at the rate of 15% per annum with a six-month minimum, with a maturity date of September 11, 2019. The investor has the right if the note is defaulted to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date. The Company paid $20,000 in original issue discount which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0631 was $122,694 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $122,694 valuation of the conversion feature, $72,694 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $5,250, of regular interest, $20,000 of original issue discount, and $50,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On September 25, 2019, a third-party institutional investor acquired the $70,000 note dated June 11, 2019, with the consent of the Company, paying the outstanding principal, accrued interest and prepayment penalty in the aggregate amount of $95,760. The Company then issued a replacement convertible promissory note payable to third-party purchaser for the principal sum of $95,760 with interest at 10% per annum, a maturity date of September 25, 2020, granting the purchaser the right at any time to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the average of the two lowest trading prices during the 20 trading days preceding the date of the note, or the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. This transaction was treated as an extinguishment of the original note and resulted in recognition a loss on extinguishment in the amount of $49,762.

The conversion feature of this replacment note represents an embedded derivative. A derivative liability with an intrinsic value of $0.04407 was $145,522 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $145,522 valuation of the conversion feature, $49,762 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the year ended September 30, 2019, $133 of regular interest and $3,050 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about July 1 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $112,500, together with interest at the rate of 12% per annum with a maturity date of December 25, 2020, which investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid fees of $122,500 which was recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0696 was $182,517 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $182,517 valuation of the conversion feature, $82,517 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $3,588, of regular interest, $3,975 of original issue discount, and $15,902 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about July 12 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum with a maturity date of April 12, 2020, which investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price (average of the two lowest closing bid prices) for the Company’s Common Stock during the preceding 25 trading day period prior to the Conversion Date. The Company paid $7,500 in original issue discount, fees of $2,750 and issued warrants valued at $27,911 all of which are recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0416 was $91,496 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $91,496 valuation of the conversion feature, $54,656 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $2,000, of regular interest, $12,985 of original issue discount, and $10,717 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about August 13 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $225,000, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020, which investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.08 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $22,500 in original issue discount and fees of $7,500 which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $479,670, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $284,670 is recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0754 was $642,857 using a binomial pricing model and was calculated as a derivative liability discount to the note. Because the entire note now was fully discounted by the amounts above, the $642,857 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $3000, of regular interest and $58,696 of original issue was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about August 29 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 8% per annum with a maturity date of August 28, 2020, which investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $5,000 in original issue discount and fees of $2,500 which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.05368 was $84,403 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $84,403 valuation of the conversion feature, $36,903 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2019, $403, of regular interest and $676 of original issue and $4,283 of derivative liability discount was expensed was expensed. There was no corresponding expense during the period ended September 30, 2018.

NOTE 9 – COMMON STOCK AND PREFERRED STOCK

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

During the year ended September 30, 2018, the Company issued 5,760,000 shares of common stock for cash of $224,100; 1,275,000 shares of common stock for cash of $55,000 that were unissued as of September 30, 2018;300,000 shares of common stock for services valued at $45,500; and 500,000 shares of common stock for reimbursement of mineral claim fees. Additionally, 280,000 warrants were issued for directors’ fees at an exercise price of $0.02 and a term of two years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02, risk free interest rate of 1.99%, expected life of two years, and expected volatility of 495.28%. The fair value of the warrants totaled $39,194 at the issuance date and this amount was recorded as equity. Also, during the period 60,000 options were exercised at a price of $.02 for cash in the amount of $1200.

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

On April 2, 2019, the Company filed two Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 400,000 shares of Series C Convertible Preferred Stock, par value $0.10 and 400,000 shares of Series D Convertible Preferred Stock, par value $0.10 pursuant to two separate Share Exchange Agreements. In accordance with the Share Exchange Agreements all of the preferred shares in each series was issued, see Note 5.

On April 8, 2019, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 25,000 shares of Series E Convertible Preferred Stock, par value $0.10.

On August 14, 2019, the Company issued 200,000 shares of stock valued at $19,400 for investor relations.

The following warrants were outstanding at September 30, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020
Warrants	535,714	$0.07	July 2024
Warrants	4,945,055	$0.08	August 2024

The following warrants were outstanding at September 30, 2018:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2017 and 2016 was $8,443 and $7,227, respectively.

Also, during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc, entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

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

On March 21, 2019, the Company filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of 1 share of our Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by the Board of Directors (the “Board”) on November 5, 2018.On March 21, 2019, the Company issued to Sheldon Karasik, the Chief Executive Officer, President and Chairman of the Board, the one share of Series B Preferred Stock in exchange for $0.16,which price was based on the closing price of the Common Stock as of November 5, 2018 of $0.16, the date the issuance was approved by the Board. Sheldon Karasik, as the holder of the Series B Preferred Stock, is entitled to vote together with the holders of the Common Stock upon all matters that may be submitted to holders of Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019.

NOTE 11 – INCOME TAXES

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

Significant components of the deferred tax assets at an anticipated tax rate of 21% for the period ended September 30, 2019 and September 30, 2018 are as follows:

	September 30, 2019	September 30, 2018
		(Restated)
Net operating loss carryforwards	7,079,690	3,025,479
Deferred tax asset	1,819,944	968,769
Valuation allowance for deferred asset	(1,819,944)	(968,769)
Net deferred tax asset	-	-

At September 30, 2019 and September 30, 2018, the Company has net operating loss carryforwards of approximately $7,079,691 and $3,025,479 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2018 to September 30, 2019 was $851,175.

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowered the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018. The Company computed its income tax expense for the December 31, 2017 fiscal year using a Federal Tax Rate of 21%. The remeasurement of the deferred tax assets resulted in a $68,010 reduction in tax assets to $885,961 from an estimate of $953,971 that the assets would have been using a 35% effective tax rate.

NOTE 12 – SUBSEQUENT EVENTS

On or about October 1, 2019, the Company issued a convertible promissory note to Kinerjapay Corp (“KPay”) for the principal sum of $94,000, together with interest at the rate of 10% per annum with a maturity date of September 30, 2020. KPay has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the lowest closing bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.04487 was $210,363 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $210,363 valuation of the conversion feature, $116,363 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On or about November 12, 2019, the Company issued a convertible promissory note to Jefferson Street Capital LLC (“Jefferson”) for the principal sum of $59,400, together with interest at the rate of 12% per annum with a maturity date of November 12, 2020. Jefferson has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the 20 trading day period prior to the date of the note, or 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0483 was $125,504 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $125,504 valuation of the conversion feature, $75,504 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On or about December 20, 2019, the Company issued a convertible promissory note to Cavalry Fund I, LP (“Cavalry”) for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. Cavalry has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0179 was $29,833 using a binomial pricing model and was calculated as a derivative liability discount to the note. Because the entire note now was fully discounted by the amounts above, the $29,833 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. Reference is made the Company’s Forms 8-K filed on August 16, 2019 and January 6, 2020 with respect to the appointment of our new independent auditors, Slack & Co,.

ITEM 9A. CONTROLS AND PROCEDURES

We are evaluating, developing and implementing “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We continue to conduct an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”), who also serves on an interim basis as our Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this continuing Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2019.

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

CEO/CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO, who also serves as interim CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer is Pasquale (Pat) Dileo, CEO and Chairman and Interim CFO. Mr. Dileo devotes 100% of his time to the affairs of the Company.

On October 23, 2017, Sheldon Karasik was elected to the Board of Directors. On October 23, 2017, Felix Keller was elected to the Board of Directors as an independent director. On December 28, 2017, Michael Miller and Ulises De la Garza were elected to the Board of Directors as independent directors. On October 31, 2018, James Baughman resigned from his positions with the Company as Vice President, Chief Geologist and a member of the Board of Directors and John P. Ryan resigned from his positions with the Company as Vice President, Secretary, Treasurer and a member of the Board of Directors. On April 8, 2019 Felix Keller resigned from the Board of Directors. On April 17, Pat Dileo, Carl Dorvil and Derrick Chambers were appointed to the Board of Directors. On October 17, 2019, Sheldon Karasik resigned from the Board of Directors. On October 18, 2019, Michael S Miller resigned from the Board of Directors

The new Officers and directors of the Company are listed below. Directors are elected to hold offices for a three-year term or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Pat Dileo	67	Chairman of the Board, Chief Executive Officer and Interim CFO
Carl Dorvil	36	Director
Derrick Chambers	42	Director
Sheldon Karasik (Resigned October 17, 2019	67	Former CEO and Director
Michael Miller (Resigned October 18, 2019)	53	Former Director
Ulises De la Garza (Resigned January 23, 2019)	52	Former Director

Pat Dileo, age 67, Chairman, CEO and Interim CFO: Pat Dileo has over 25 years of proven entrepreneurial, financial and management experience in both guiding his own companies and providing strategic advice and guidance to the CEOs of various public and private corporations. Since 2018, Mr. Dileo has served as President of NuAxess 2, Inc., a Delaware corporation that uses its reference-based medical provider pricing method for its proprietary Health Benefit Plans (HBP) and reinsurance risk assessment for small to midsize employer groups and their employees.

Mr. Dileo was also a founder of Consumer Care Solutions, Inc., a company he created in August 2004, as Essential Planning Group, and whose former chairman was the late Gerald (‘Jerry’) Tsai, Jr., a world-renowned Wall Street fund manager and financier who pioneered the use of performance funds in money management during the 1950s and 1960s, and later turned American Can Company into the financial services giant Primerica for Citigroup.

Prior to Consumer Care Solutions, Inc. Mr. Dileo was part of the management team active in establishing a patented technology for making municipal biosolids a recyclable fertilizer material via U.S. E.P.A. and was an owner and secretary of the private company that purchased a fertilizer company in Arkansas and acquired several long-term municipal biosolid contracts, including New York City DEP and Yonkers, NY. This company was subsequently sold to the largest national public company that ran municipal waste facilities throughout America.

From 1995 to 1998, Mr. Dileo was a vice president and director of Compost America Holding Company, Inc., a municipal solid waste and organic recycling company which became a public reporting company traded on OTCBB: CAHC in 1996.

Carl Dorvil, age 35, Director: Mr. Dorvil served as the Chief Executive Officer and Chairman of the Board of GEX Management, Inc., OTCQB: GXXM (“GEX”), a reporting public company engaged in the business of offering PEO services, from 2004 until October 15, 2018, at which date his employment agreement with GEX ended. While Mr. Dorvil’s position as CEO and Chairman of GEX ended on or about October 15, 2018, he continues to provide limited consulting services to GEX. Mr. Dorvil founded Group Excellence, LLC, a tutoring and mentoring company, in 2004, growing Group Excellence to more than six hundred employees. In 2011, Group Excellence was on Inc. 500’s annual list of the 500 fastest growing private companies in the United States. In response to rapid growth, Mr. Dorvil developed GEX to provide back-office functions to Group Excellence, together with human resources, IT and accounting/bookkeeping services. In 2016 GEX revised its business model to provide staffing and back-office services to a wide variety of industries in order to expand GEX’s business. On February 23, 2018, the US Secretary of Commerce, Wilbur Ross, mentioned at the “African American Leaders in the White House: Education, Business and Policy” that Dorvil was “the youngest African American CEO ever to take a company public in U.S. history.”

From 2011 to 2018, Mr. Dorvil also served as a managing partner at P413 Management, LLC, a strategy and consulting firm that focuses on non-profit entities and consulting related to the expansion of corporate community outreach programs, and from 2013 to 2016, he served as Managing Partner at Vicar Capital Advisors, LLC, a capital advisory firm.

Mr. Dorvil graduated from Southern Methodist University in 2005 with three majors -- Public Policy, Economics, and Psychology, all with Distinction. Mr. Dorvil continued his education post undergraduate studies at SMU and received his MBA from the Cox School of Business.

Derrick Chambers, age 41, Director: From 2016 to the present, Derrick Chambers has served as Director of the University of Florida Gator Boosters, responsible for fundraising and donations for the University’s Athletic Department. From 2011 to the present, Mr. Chambers has been the owner and founder of DCMG LLC, a New York based company engaged in independent consulting specializing in financial services in the areas of high net worth, professional sports and education. Mr. Chambers was a captain of the University of Florida NCAA Division 1 football team for two years under renowned Coach Steve Spurrier and played in the NFL for three years with the Carolina Panthers and Jacksonville Jaguars. Following his NFL career, he studied University of Oxford in England, studying politics, philosophy, and history. He was a member of the Oxford Rugby team at St. Peter’s College. Thereafter, Mr. Chambers studies at Princeton Seminary where he served as a Princeton Academic-Athletic fellow at Princeton. The academic-athletic fellows are made up of faculty and administrators who mentor student athletes at Princeton.

As a member of the National Football League Players Association (NFLPA), Derrick is focused on financial literacy and advisory services for professional athletes and entertainers. Derrick is a Board member of the Youth Leadership foundation of Washington, D.C.

(a) Director Compensation

Prior to the change in control transaction in April 2019, the Company compensated directors, as described below. The Company no longer has a director compensation program.

Beginning in fiscal year ending September 30, 2018, the Company compensated directors with an annual warrant to convert 50,000 shares common stock at .02 per share. An additional annual warrant to convert into common stock 10,000 shares at .02 per share will be awarded to independent directors serving on the audit committee. Our Chairman generally will not receive compensation from us for service on the board of directors.

In connection with the change in control transaction in April 2019 and the resignations for the former members of the board of directors, the Company terminated the director compensation plan. Prior to its termination, the former directors during the year ended September 30, 2019 were awarded warrants, as set forth below

All members of the board of directors will be reimbursed for reasonable costs and expenses incurred in attending board of directors or committee meetings.

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

The Company, in the future, may also adopt a director compensation plan but, at present, there is no plan nor is any plan contemplated.

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

Our authorized capital stock consists of 910,000,000 shares of capital stock consisting of: (i) 900,000,000 shares of common stock, par value $.001 per share and (ii) 10,000,000 shares of preferred stock, par value $0.10 per share. As September 30, 2019, we had 69,575,734 shares of common stock issued and outstanding and as of December 31, 2019, we had 70,357,650 shares of common stock outstanding. Of these shares, 13,821,733 are public floating shares as of December 31, 2019. Included below is a summary description of our capital stock.

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

Preferred Stock

On March 21, 2019, the Company filed with the Secretary of State of the State of Idaho the Certificate of Designation for Series B Super Voting Preferred Stock, 1 share of which was authorized and was issued to Sheldon Karasik, the Company’s former CEO and Chairman. Reference is made to Exhibit 99.1, the Certificate of Designation of the Series B Super Voting Preferred Stock, for the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series B Super Voting Preferred Stock, which was filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 21, 2019. On March 27, 2019, the Board of Directors authorized the issuance of: (i) 400,000 shares of newly designated Series C Convertible Preferred Stock to IDH Holdings 2 and Sunlight Financial, the 75% owners of NuAxess and PR345, respectively, with 200,000 shares of Series C Preferred Stock issuable to each; and (ii) 400,000 shares of newly designated Series D Convertible Preferred Stock to Draper, Inc., a Nevada corporation, and Carriage House, Inc., a Delaware corporation, with 200,000 shares issuable to each, in exchange for their shares in NuAxess and PR345, respectively. The Company contemplates the filing with the Secretary of State of Idaho of the Certificates of Designation for the Series C and Series D Preferred Stock prior to the Closing, which filings will constitute an amendment to the Company’s Articles of Incorporation. (see Exhibits 99.2 and 99.3 to the Company’s Form 8-K filed with the SEC on March 27, 2019, for the terms of the Series C Convertible Preferred Stock and Series D Convertible Preferred Stock).

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

Director Independence

The Company has two independent directors: Carl Dorvil and Derrick Chambers.

Code of Ethics

The Company adopted a Code of Business Conduct and Ethics that specifically addresses, among other things, potential conflicts of interest among employees, officers and directors. A copy of the Code of Business Conduct and Ethics will be provided to any person, without charge, upon written request sent by email to Pat Dileo, Chairman (pdileo@nuaxess.com).

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2019 and 2018 paid to our former officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Pat Dileo,	2019	48,814
Interim CEO and Chairman	2018	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
Sheldon Karasik,	2019	147,500	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
former CEO and Chairman (resigned April 17, 2019)	2018	195,000	-0-	-N/A-	-N/A-	-N/A-	-N/A-
James Baughman, former Vice President, Chief Geologist and Director (resigned as of October 31, 2018)	2018	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	6.999
John P. Ryan, former Vice President, Secretary, Treasurer and Director (resigned as of October 31, 2018)	2018	-0-	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-

Warrant Grants

During the fiscal years ended September 30, 2019 and 2018, the Company did not grant any warrants in compensation for executive position duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of December 31, 2019, certain information regarding the ownership of voting securities of Mineral Mountain by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and/or voting power with respect to such shares.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)
Sheldon Karasik, Former CEO, Chairman and Director	10,200,000		14.66%
13 Bow Circle, Suite 170
Hilton Head, South Carolina 29928

Ben Porterfield	11,200,000		16.10%
Box 11527
Anchorage, AK 99511

Quest Minerals Corporation	5,600,000		8.05%
254 W Hanley Avenue, Suite A
Coeure d’ Alene, ID 83815

James G. Baughman	4,200,000		6.04%
91000 E. Florida Ave, 1-201
Denver, CO 80246

Pat Dileo, CEO and Chairman	35,483,624	(2)	51.00%
122 Dickinson Avenue
Toms River, NJ 08753

Carl Dorvil, Director	-0-		0%
122 Dickinson Avenue
Toms River, NJ 08753

Derrick Chambers, Director	-0-		0%
122 Dickinson Avenue
Toms River, NJ 08753

Nancy Martin	5,500,000		7.90%
13 Bow Circle, Suite 170
Hilton Beach, SC 29928

Directors and Officer (3 person)	35,483,624	(2)	51.00%

_________________

(1)

Applicable percentage ownership is based on 70,357,650 shares of Common Stock outstanding as of December 31, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At December 31, 2019, the Record Date, the Series B Super Voting Preferred Stock was entitled to 35,882,402 votes, representing 51% of the 70,357,650 shares of Common Stock outstanding on such Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As a smaller reporting company, we are required to disclose certain transactions to which we are or will be a party and in which any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest in the event the amount of such transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year- end for the last two completed fiscal years. The average of our 2017 and 2018 year-end assets multiplied by 1% is less than $120,000.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Management and Executive Compensation,” the following is a description of each transaction since September 30, 2015 and each currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of the assets of the Company on the last day of the two prior fiscal years; and

•

any of our directors, executive officers or holders of more than 5% of our outstanding capital stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities, had or will have a direct or indirect material interest.

Sales of Securities

From October 1, 2015 through December 31, 2018, the Company issued and sold an aggregate of 49,003,571 shares of our common stock at a purchase price of $0.0572 per share for aggregate consideration of approximately $2,803,000. During the fiscal year ended September 30, 2018, the Company issued and sold an aggregate of 7,895,000 shares of our common stock at an average issuance price of $0.04 per share for aggregate consideration of approximately $330,840.

The participants in this common stock financing included certain holders of more than 5% of our capital stock, one of our executive officers, certain members of our board of directors and as applicable, their affiliates. The following table sets forth the aggregate number of shares of common stock issued to these related parties in this stock financing:

Stockholders	Shares of Common Stock	Total Purchase Price
5% Stockholders:
Ben Porterfield(1)	11,200,000	$324,800
Directors and Executive Officers:
Sheldon Karasik and related entities(2)	12,600,000	$272,000
John Ryan (resigned 10/31/2018) and related entities(3)	3,000,000	$3,000
James Baughman (resigned 10/31/2018)(4)	4,200,000	$4,200
Felix Keller	540,000	$30,199
Michael Miller	40,000	$8,000
Ulises de la Garza	30,000	$6,000

(1)	Consists of shares of common stock issued as additional consideration for Alaska Iditarod Project lease which was related to a former mining subsidiary.

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

Ben Porterfield

Through its former wholly owned subsidiary, Nomadic Gold Mines, Inc., the Company entered into a lease agreement with an option to purchase with Ben Porterfield, a related party, for exclusive rights to explore, acquire, develop and exploit mineral resources on 30 State of Alaska mining claims located in the Iditarod Project property The consideration paid was 11,200,000 restricted shares of common stock and a series of cash payments to be paid to Porterfield so long as the lease-option remained in effect. As of September 30, 2018, $240,000 in lease payments for the remaining 5-year term of the lease is owed. During this same 5-year period, an additional $3,900,000 in Work Commitment payments from the Company to Ben Porterfield might be owed in lieu of work being conducted at the Iditarod Project site. Subsequent to the execution of the lease agreement, the Company staked an additional 36 State of Alaska mining claims which by the terms of the lease-option agreement, become part of the leased and optioned property and subject to numerous terms of the agreement. In total, the Iditarod Project now consists of 66 Alaska state mining claims covering 16.5 square miles. Mr. Porterfield became an affiliated person by reason of the transfer of the 11,200,000 shares (more than 10% of outstanding shares) in this transaction.

Notes Payable-Shareholders

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom is a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of September 30, 2019, Amount	As of September 30, 2017 Amount	As of September 30, 2017 Amount
Premium Exploration	03/27/17	15,000	15,000	15,000
	08/02/17	35,000	35,000	35,000
John J. Ryan, son of a former officer and director	2/23/2016	7,000	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2019 was $9,727.

The loans from Premium Exploration bear interest at 5% and 10% per annum and are due on July 1, 2019. The balance of principal and interest at September 30, 2019 was $58,772.

Investments

The Company does not have any investments as of the date of this Form 10-K for the fiscal year ended September 30, 2019.

Employment Agreements

The Company has not entered into any written Employment Agreements as of the date of Form 10-K for the fiscal year ended September 30, 2019.

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

Aggregate fees for professional services rendered to the Company by Slack & Co. for the years ended September 31, 2019 and 2018 were as follows:

	Years Ended
	September 30
Item	2019	2018
Audit fees	19,694	$19,264
Audit-related fees		2,370
Tax fees		-
All other fees		-
Total	19,694	$21,634

Slack & Co, audited our consolidated financial statements at September 30, 2019 and 2018.

Aggregate fees for professional services rendered to the Company by $15,000 for the year ended September 31, 2019 were as follows:

	Years Ended
	September 30
Item	2019	2018
Audit fees	30,000	-
Audit-related fees		-
Tax fees		-
All other fees		-
Total	30,000	-

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

(3) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificates of Incorporation of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
3.2	Amended Bylaws of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
21.1	List of Subsidiaries of Quad M Solutions, Inc. (to be filed by amendment)
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of the Principal Financial Officer (Section 906)

ITEM 16. FORM 10-K SUMMARY

None.

WHERE YOU CAN FIND MORE INFORMATION

We have filed this Annual Report with the SEC. This Annual Report does not contain all of the information included in the exhibits and schedules thereto as permitted by the rules and regulations of the SEC. For further information with respect to Quad M Solutions, Inc., please refer to the Annual Report, including its exhibits and schedules. Statements contained in this Annual Report as to the contents of any contract or other document referred to herein are not necessarily complete and, where the contract or other document is an exhibit to the Annual Report, each such statement is qualified in all respects by the provisions of such exhibit, to which reference is hereby made. Upon completion of the Annual Report, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, we will file annual, quarterly and special reports, proxy statements and other information with the SEC.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

QUAD M SOLUTIONS, INC.

By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer and Chairman and Interim Chief financial Officer
(Principal Executive Officer and Principal Financial and Principal Accounting Officer)
Date:	January 15, 2019

By:	/s/ Carl Dorvil
Carl Dorvil
Director
Date:	January 15, 2019

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	January 15, 2019

