Form 10-K/A
period 2019-09-30
Quad M Solutions, Inc.
filed 2020-01-16
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

 (Amendment No. 1)

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

QUAD M SOLUTIONS, INC.

By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer and Chairman and Interim Chief financial Officer
(Principal Executive Officer and Principal Financial and Principal Accounting Officer)
Date:	January 15, 2020

By:	/s/ Carl Dorvil
Carl Dorvil
Director
Date:	January 15, 2020

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	January 15, 2020

