Form 10-Q
period 2019-12-31
Quad M Solutions, Inc.
filed 2020-02-19
CIK 66600

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended
December 31, 2019

Commission file number: 1-03319

Quad M Solutions, Inc.
(Exact name of registrant as specified in its charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	( I.R.S. Employer Identification Number )

122 Dickinson Avenue, Toms River, NJ	08753
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (732) 423-5520

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 17, 2020, there were 72,128,616 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	September 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$53,489	$14,700
Total Current Assets	53,489	14,700

TOTAL ASSETS	$53,489	$14,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$14,990	$34,710
Accrued interest	74,167	39,312
Notes payable - related party	59,790	58,128
Convertible debt, net	706,066	351,275
Derivative liability	1,589,022	1,509,792
Accrued expense	367,167	283,833
Aurum payable	400,000	400,000
Assigned receivables	83,122	-
Total Current Liabilities	3,294,324	2,677,050

TOTAL LIABILITIES	3,294,324	2,677,050

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized,
800,001 issued and outstanding	80,000	80,000
Common stock, $0.001 par value, 100,000,000 shares authorized;
68,777,733 and 60,436,162 shares issued and outstanding	69,560	68,978
Additional paid-in capital	4,376,504	4,271,462
Shares to be issued	21,558	-
Subscription receivable	(3,100)	(3,100)-
Accumulated deficit	(7,785,356)	(7,079,690)
Total Stockholders' Equity	(3,240,835)	(2,662,350)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$53,489	$14,700

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31
	2019	2018
	(unaudited)	(unaudited)
REVENUES	$221,358	$-
OPERATING EXPENSES
Insurance expense	211,377	-
Professional fees	-	55,542
General and administrative	237,862	17,884
Officers' fees	-	99,110
Mineral property expense	-	27,301
Travel	17,186	38,707
Directors' fees	-	22,000
TOTAL OPERATING EXPENSES	466,425	260,544

LOSS FROM OPERATIONS	(245,067)	(260,544)

OTHER INCOME (EXPENSES)
Interest expense	(397,106)	(4,848)
Financing fees
Gain (loss) on issuance of convertible debt	(294,700)	(71,158)
Gain (loss) on revaluation of derivative	266,907	35,753
Gain (loss) on assignment of receivable	(35,699)	-
TOTAL OTHER INCOME (EXPENSES)	(460,599)	(40,253)

LOSS BEFORE TAXES	(705,666)	(300,797)

INCOME TAXES		-

NET LOSS	$(705,666)	(300,797)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES
OUTSTANDING, BASIC AND DILUTED	69,038,372	65,592,829

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional		Stock to be Issued or	Total
	Shares	Amount	Shares	Amount	Paid- in Capital	Accumulated Deficit	Subscription Receivable	Stockholders' Equity
Balance, September 30, 2018	60,436,162	$60,436		$	$2,752,600	$(3,026,479)	$55,000	$(158,443)
Common stock issued for cash	3,925,000	3,925			170,075		(55,000)	119,000
Common stock issued for services	200,000	200			49,800			50,000
Common stock issued for directors’ fees	110,000	110			21,890			22,000
Common stock issued for officers’ fees	4,000,000	4,000			76,000			80,000
Rescinded shares	(4,300,000)	(4,300)			4,300			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	64,371,162	$64,371		$	$3,074,665	$(3,327,277)	$-	$(188,241)
Common stock issued for cash	1,758,000	1,758			62,242			64,000
Common stock issued for services	1,000,000	1,000			229,000			230,000
Common stock issued for officers’ fees	220,000	220			4,780			5,000
Common stock issued for financing fees asset	1,428,571	1,429			98,571			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	68,777,733	$68,778	-	$-	$3,469,258	$(3,747,186)	$-	$(209,150)
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	68,777,733	$68,778	800,000	$80,000	$3,529,630	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	200,000	200			19,200			19,400
Retirement of derivative liability					215,051			215,051
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(1,768,873)		(1,768,873)
Balance, September 30, 2019	68,977,733	68,978	800,000	80,000	4,271,462	(7,079,690)	(3,100)	(2,662,350)

Common stock issued for convertible debt	781,916	782			6678			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(200,000)	(200)			(19,200)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	69,559,649	69,560	800,000	80,000	4,376,504	(7,785,356)	18,458	(3,240,835)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2019	2018
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(705,666)	$(300,797)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	361,790	5,351
Common stock issued for services	2,158	50,000
Common stock issued for officers’ and directors’ fees	-	22,000
Common stock issued for reimbursement of mineral claim fees	-
Loss on issuance of convertible debt	319,700	71,158
Gain on revaluation of derivative liability	(266,907)	(35,753)
Loss on assignment of debt	35,699	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(19,719)	(4,339)
Increase (decrease) in accrued interest	35,315	(502)
Increase (decrease) in deferred payroll	-	53,713
Increase (decrease) in accrued expense	83,334	-
Net cash used by operating activities	(154,296)	(139,229)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	119,000
Proceeds from convertible debt, net	144,000	60,000
Proceeds from note payable-related party	1,662	-
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(12,428)	-
Net cash provided by financing activities	193,085	179,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	38,789	(39,771)
Cash, beginning of period	14,700	1,900
Cash, end of period	$53,489	$41,671

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for convertible debt	$7,460	$-
Derivative liabilities	$144,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
Notes to Condensed Consolidated Financial Statements
(Unaudited)
December 31, 2019

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
 under Note 3 – Former Mining Operations, below.

On March 22, 2019 the Company entered into two separate Share Exchange Agreements pursuant to which it agreed to acquire 100% of the capital stock of two newly organized entities, NuAxess 2, Inc., a Delaware corporation, and PR345, Inc., a Texas corporation, both private companies, in consideration for the issuance of 400,000 shares of Series C Preferred Stock, issued to the control shareholders of each of NuAxess and PR345, and 400,000 shares of Series D Preferred Stock, issued to the minority, non-control shareholders of the two entities. The closing of the two Share Exchange Agreements occurred on April 16, 2019, at which date NuAxess and PR345 became wholly-owned subsidiaries of the Company.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2019. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2019 and December 31, 2019.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $706,066 measured at fair value at December 31, 2019.

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,589,022

Total				$1,589,022

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2019, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $7,785,356. The Company’s working capital deficit is $3,240,835.

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

Provision for Taxes

Income taxes are provided based upon the liability method of accounting pursuant to ASC 740-10-25
Income Taxes – Recognition
. Under the approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by ASC 740-10-25-5 to allow recognition of such an asset. See Note 8.

Revenue Recognition

Sales revenues are generally recognized in accordance with the SAB 104 Public Company Guidance, when an agreement exists and price is determinable, the services are rendered, net of discounts, returns and allowance and collectability is reasonably assured. We are often entitled to bill our customers and receive payment from our customers in advance of recognizing the revenue. In the instances in which we have received payment from our customers in advance of recognizing revenue, we include the amounts in deferred or unearned revenue on our consolidated balance sheet.

NOTE 3 – FORMER MINING OPERATIONS

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum 75% of the shares of capital stock of the MMMM Mining Subsidiaries for cash consideration of $10 plus the assumption by Aurum of all liabilities of the MMMM Mining Sudsidiaries. The Company retained a 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable reducing its equity interest from 25% to 19%. Other than its minority equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries.

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

NOTE 5 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a newly-organized Delaware corporation, and PR345, Inc., a newly organized Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and P3R45 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “New Preferred Stock”). The Shares of Series D Convertible Preferred Stock have beneficial ownership limitation provisions. The transaction was valued at $80,000 and as a result a loss on acquisition in the amount of $76,900 was recorded

NOTE 6 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement thereby acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company. On the date of closing, the Company made a payment of $100,000 to Aurum for the operations of the MMMM Mining Subsidiaries, and agreed to make additional payments subject to the terms and conditions of the MBO Agreement. In connection with the MBO Agreement, Aurum agreed to assume all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

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

During the three-months ended December 31, 2019, $3,751 of regular interest and $32,993 of derivative liability discount was expensed. During the three-months ended December 31, 2018, $663 of regular interest, $255 of original issue discount and $5,096 of derivative liability discount was expensed.

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

On December 5, 2019, the investor elected to convert $7,000 of principal and $460 of accrued interest into 781,916 shares of common stock at a price of $0.009541.

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

During the three-months ended December 31, 2019, $2,209 of regular interest, $1,257 of original issue discount, and $17,596 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $665 of regular interest, $2,262 of original issue discount, and $14,328 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

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

During the period ended December 31, 2019, $1,512, of regular interest, $879 of original issue discount, and $11,689 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $1,512, of regular interest, $1,667 of original issue discount, and $15,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $1,959, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On November 21, 2019, the note entered Maturity Date Default as a result the interest rate on the outstanding balance increased to 18%.

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

The conversion feature of this replacement note represents an embedded derivative. A derivative liability with an intrinsic value of $0.04407 was $145,522 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $145,522 valuation of the conversion feature, $49,762 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended December 31, 2019, $816 of regular interest and $24,071 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $3,403, of regular interest, $2,095 of original issue discount, and $16,758 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $2,268, of regular interest, $14,933 of original issue discount, and $12,324 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $5,750, of regular interest and $12,500 of original issue was expensed. There was no corresponding expense during the period ended December 31, 2018.

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

During the period ended December 31, 2019, $1,124, of regular interest and $1,811 of original issue and $11,470 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

On or about October 1, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $94,000, together with interest at the rate of 10% per annum with a maturity date of September 30, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the lowest closing bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date.

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

During the period ended December 31, 2019, $2,344, of regular interest and $23,436 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2018

On or about November 12, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $59,400, together with interest at the rate of 12% per annum with a maturity date of November 12, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the 20 trading day period prior to the date of the note, or 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

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

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended December 31, 2019, $102, of regular interest and $1,982 of original issue discount was expensed. There was no corresponding expense during the period ended December 31, 2018

NOTE 8 – COMMON AND PREFERRED STOCK

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

On August 14, 2019, the Company approve for issuance 200,000 shares of stock valued at $19,400 for investor relations, the are on the balance sheet as shares to be issued.

During the three month period ended December 31, 2019, the Company authorized for issuance 66,666 shares of common stock valued at $2,158 for investor relations, these are on the balance sheet as shares to be issued.

On December 5, 2019, the Company issued 781,916 shares of common stock for the conversion of principal of $7,000 and accrued interest of $460 at a conversion price of $0.009541.

The following warrants were outstanding at December 31, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020
Warrants	535,714	$0.07	July 2024
Warrants	4,945,055	$0.08	August 2024
Warrants	3,333,333	$0.02	December 2024

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at December 31, 2019 and September 30, 2019 was $9,992 and $9,727, respectively.

Also, during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc., entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2019 and September 30, 2019 was $60,073 and 58,772, respectively, the companies had directors in common at the time of the transaction.

A family member of a former officer provided investor relations consulting services and other administrative functions to the Company, $10,000 was paid in cash for consulting during the period ended December 31, 2018, no such payments were made during the period ended December 31, 2019.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended December 31, 2019 and September 30, 2019 are as follows:

	December 31, 2019	September 30, 2019
Net operating loss carryforwards	7,785,356	7,079,690
Deferred tax asset	1,968,134	1,819,944
Valuation allowance for deferred asset	(1,968,134)	(1,819,944)
Net deferred tax asset	-	-

At December 31, 2019 and September 30, 2019, the Company has net operating loss carryforwards of approximately $7,785,356 and $7,079,690 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to December 31, 2019 was $148,190.

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

NOTE 11 – SUBSEQUENT EVENTS

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50.000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. If the note is not paid or converted when due, the interest rate shall increase to 22%. The investor has the right at any time which is 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to 50% of the average of the lowest trading price for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date, but in no event will the conversion price exceed $0.02 per share.

The conversion feature of the note represents an embedded derivative, which will be calculated at a later date.

On or about January 21, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $115,000, together with interest at the rate of 8% per annum with a maturity date of January 21, 2021. If the note is not paid or converted when due, the interest rate shall increase to 24%. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to 60% of the lowest closing bid price for the Company’s Common Stock during the preceding 20 trading day period prior to and including the Conversion Date. The Company paid $10,000 in original issue discount and fees of $2,500 which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative, which will be calculated at a later date.

On January 21, 2020, an investor converted $4,050 of accrued interest and $750 of fees into 1,000,000 shares of common stock at a conversion price of $0.0048.

On January 29, 2020, and investor converted $15,000 of convertible debt principal, $3,352 of accrued interest and $500 in fees into 1,570,967 shares of common stock at a conversion price of $0.012.

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

New Business Developments

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

The Company understands that Aurum, 75% owner of the MMMM Mining Subsidiaries, Lander Gold Mines, Inc. and Nomadic Gold Mines, Inc., will continue to operate its leases and staked claims of such entities. Under the MBO Agreement, the Company retained a 25% equity interest in the Mining Subsidiaries and effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its equity interest in the Mining Subsidiaries to an unaffiliated third party for $1,000, evidenced by a promissory note due on September 30, 2020, reducing the Company’s equity interest in the former Mining Subsidiaries from 25% to 19%.

Reference is made to the Company’s Form 8-K and 8-K/A filed with the SEC on October 22, 2019 and December 2, 2019 reporting the resignations of Sheldon Karasik and Michael Miller as member of the Board of Directors.

Results of Operations For the Three Months Ended
December 31 2019 compared to the Three Month Ended December 31, 2018

Revenue

The Company generated no revenues from its former mining operations during the two periods ended December 31, 2019 and 201. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three months ended December 31, 2019 the Company received $221,358 in revenue principally from insurance premiums and we incurred $211,377 in expense directly related to this revenue. No such revenue was earned in the three-month period ended December 31, 2018.

Expenses

Operating expenses for the three-month period ended December 31, 2019 were $460,599 compared to $260,544 for the same period of the prior year, representing an increase of 78%, due principally to an increase in expense related to the new revenue stream.

The main components of general and administrative expenses for the three-month period ended December 31, 2019 consisted of approximately $215,405 in consulting fees and approximately $6,530 in marketing fees. During the prior year, the Company’s legal and professional fees were minimal 74,662.

Working Capital

The Company’s net loss for the three-month period ended December 31, 2019 was $705,666, representing a 135% increase over the net loss of $300,797 at December 31, 2018. The increase in net loss is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and acquisition and disposal of subsidiaries and also to an increase in general and administrative expenses as a result of the change in business focus.

During the three-months ended December 31, 2019, our principal sources of liquidity included cash received from convertible notes payable, and assignment of future receivables. During the three-months ended December 31, 2018 our principal source of liquidity included proceeds from sales of our common stock and proceeds from convertible debt. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $154,296 and $139,229 for the three-months ending December 31, 2019 and 2018, respectively. Net cash provided by financing activities totaled $193,085 and $179,000 for the three-month periods ending December 31, 2019 and 2018, respectively. The change between 2019 and 2018 is primarily attributed to an increase in convertible debt financing and assignment of future receivables in 2019 as compared to 2018. The cash increased to $53,489 at December 31, 2019 from $14,700 at September 30, 2019.

As reflected in our accompanying financial statements, other than approximately $203,851 received from the issuance of convertible notes and assignment of receivables during the three-month period ended December 31, 2019, we have limited cash, negative working capital, no revenues and an accumulated deficit of $7,785,356 and $7,079,690 for the three-month period ending December 31, 2019 and year ended September 30, 2019, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $165,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

Contractual Obligations

Other than lease obligations stated above, as of December 31, 2019, we have contractual obligations relating to debt or anticipated debt, as follows:

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

The following is a listing of the convertible debt principal amounts outstanding at December 31, 2019.

Auctus Fund LLC	$75,000
BHP Capital NY, Inc	95,760
Cavalry Fund I, LP	225,000
Cavalry Fund I, LP	33,333
Crossover Capital Fund I, LLC	50,000
GS Capital Partners, LLC	68,000
Harbor Gates Capital, LLC	110,000
Jefferson Street Capital, LLC	66,000
Jefferson Street Capital, LLC	59,400
KinerjaPay Corp	96,816
KinerjaPay Corp	94,000
Labrys Fund, LP	112,500
LG Capital Funding, LLC	55,000
Sunshine Equity Partners LLC	50,000

Total	$1,190,809

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of December 31, 2019 Amount	As of September 30, 2019 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at December 31, 2019 was $9,992. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at December 31, 2019 was $60,073.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2019, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three months ended December 31, 2019 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2019.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company received letter notice dated February 14, 2020 from counsel to Sheldon Karasik, a former director, stating that their belief that the Company owes additional monies to Mr. Karasik or Aurum LLC, a newly formed entity controlled by Mr. Karasik (“Aurum”) and, as a result, the Company should renegotiate certain terms in the Share Exchange and Assignment Agreement dated April 16, 2019, attached as Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on April 24, 2019, in connection with a change in control transaction (the “MBO Agreement”). Pursuant to the MBO Agreement with Mr. Karasik, the Company transferred and assigned 75% of the Company’s former Mining Subsidiaries to Aurum LLC, a newly formed entity controlled by Mr. Karasik, for $10 plus the assumption by Aurum of the liabilities of the Company’s former wholly-owned Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and Aurum and, indeed, has affirmative defenses in connection with any such claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik.

Under the MBO Agreement, the Company retained a 25% equity interest in the Mining Subsidiaries and effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its 25% equity interest in the Mining Subsidiaries to an unaffiliated third party for $1,000, evidenced by a promissory note due on September 30, 2020, reducing the Company’s equity interest to 19% in the former Mining Subsidiaries.

Other than as set forth above, it is possible that from time to time in the ordinary course of business we may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. However, we are not aware of any such legal proceedings or investigations and, in the opinion of our Board of Directors, legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company intends to file a post-effective amendment to its registration statement, registration file no.
333-227839
, declared effective by the SEC (the “Registration Statement”) on March 8, 2019, for among other purposes of: (i) including its audited financial statements for the years ended September 30, 2019 and 2018 and the interim financial statements for the three months ended December 31, 2019 and 2018; (ii) fully-updating the disclosure of the Company’s new business operations contained in the Company’s Form 10-K filed with the SEC on January 16, 2020; (iii) disclosing the fact that the Company has no involvement in the operations of the former wholly-owned Mining Subsidiaries; and (iv) disclosure of new management and risk factors related to the new business operations, among other material information.

Pursuant to the terms of the Registration Statement, which may be amended, we may offer and sell to Crown Bridge Partners, LLC (“CBP”), from time to time, shares of our Common Stock at fixed prices and prevailing market prices at the time of sale, at varying prices, or at negotiated prices. While we will not receive any proceeds from the sale of the shares of our Common Stock by CBP, we will receive proceeds from our initial sale of shares to CBP pursuant to the Equity Financing Agreement. We will sell shares to CBP at a price equal to 75% of the lesser of (1) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period beginning on the date on which we deliver a put notice to CBP (the “Market Price”) or (2) the lowest traded price of our Common Stock during the fifteen (15) consecutive trading day period following the Clearing Date of the put notice (“Valuation Price”). There will be a minimum of twenty (20) trading days between purchases.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUAD M SOLUTIONS, INC.

Dated: February 19, 2020	By:	/s/ Pasquale Dileo
Pasquale Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

