Form 10-Q
period 2020-03-31
Quad M Solutions, Inc.
filed 2020-05-20
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 19, 2020, there were 2,980,393 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	September 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,238	$14,700
Total Current Assets	10,238	14,700

TOTAL ASSETS	$10,238	$14,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$25,710	$34,710
Accrued interest	95,944	39,312
Notes payable - related party	59,790	58,128
Convertible debt, net	1,001,072	351,275
Derivative liability	3,101,735	1,509,792
Accrued expense	533,833	283,833
Aurum payable	400,000	400,000
Assigned receivables	20,982	-
Total Current Liabilities	5,238,767	2,677,050

TOTAL LIABILITIES	5,238,767	2,677,050

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 815,750 issued and outstanding	81,575	80,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 874,441 and 689,777 shares issued and outstanding	875	690
Additional paid-in capital	4,762,600	4,339,751
Shares to be issued	41,558	-
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(10,112,037)	(7,079,690)
Total Stockholders' Equity	(5,228,529)	(2,662,350)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,238	$14,700

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	March 31		March 31
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$5,091,348	$-	5,312,706	$-

COST OF SALES	4,922,783	-	5,134,160	-
GROSS PROFIT	168,565	-	178,546	-

OPERATING EXPENSES
Insurance expense	195,396	287,237	195,396	347,780
Professional fees	3,028	287,237	3,028	347,780
General and administrative	287,385	50,423	525,247	107,014
Sales expense	57,804	-	57,804	-
Officers' fees	-	48,852	-	147,962
Mineral property expense	-	12,500	-	39,801
Travel	22,736	-	39,922	-
Stock compensation	40,000	-	40,000	-
Directors' fees	-	-	-	22,000
TOTAL OPERATING EXPENSES	606,349	399,012	861,397	659,557

LOSS FROM OPERATIONS	(437,784)	(399,012)	(682,851)	(659,557)

OTHER INCOME (EXPENSES)
Interest expense	(341,202)	(23,827)	(738,308)	(28,676)
Financing fees	(100,871)	(25,000)	(100,871)	(25,000)
Gain (loss) on issuance of convertible debt	(739,477)	(36,918)	(1,034,177)	(108,076)
Gain (loss) on revaluation of derivative	(697,829)	64,848	(430,922)	100,601
Gain (loss) on assignment of receivable	-	-	(35,699)	-
Other expense	(9,519)	-	(9,519)	-
TOTAL OTHER INCOME (EXPENSES)	(1,888,898)	(20,897)	(2,349,497)	(61,151)

LOSS BEFORE TAXES	(2,326,682)	(419,909)	(3,032,348)	(720,708)

INCOME TAXES	-	-	-	-

NET LOSS	$(2,326,682)	(419,909)	(3,032,348)	$(720,708)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(2.96)	(0.64)	(4.11)	(1.11)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	785,794	655,929	738,089	649,652

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2018	604,362	$604		$	$2,812,432	$(3,026,479)	$55,000	$(158,442)

Common stock issued for cash	39,250	39			173,961		(55,000)	119,000
Common stock issued for services	2,000	2			49,998			50,000
Common stock issued for directors’ fees	1,100	1			21,999			22,000
Common stock issued for officers’ fees	40,000	40			79,960			80,000
Rescinded shares	(43,000)	(43)			43			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	643,712	$644		$	$3,138,393	$(3,327,277)	$-	$(188,240)

Common stock issued for cash	17,580	18			63,982			64,000
Common stock issued for services	10,000	10			229,990			230,000
Common stock issued for officers’ fees	2,200	2			4,998			5,000
Common stock issued for financing fees asset	14,286	14			99,986			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	687,777	$688	-	$-	$3,537,349	$(3,747,186)	$-	$(209,150)

Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	687,777	$688	800,000	$80,000	$3,597,721	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	2,000	2			19,398			19,400
Retirement of derivative liability					215,051			215,051
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(1,768,873)		(1,768,873)
Balance, September 30, 2019	689,777	690	800,000	80,000	4,339,751	(7,079,690)	(3,100)	(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	695	800,000	80,000	4,445,369	(7,785,356)	18,458	(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	874	815,750	81,750	4,762,600	10,112,037	38,458	5,226,531

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	March 31,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,032,348)	$(720,708)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	653,385	25,244
Amortization of prepaid financing fees	-	25,000
Common stock issued for services	26,908	280,000
Common stock issued for officers’ and directors’ fees	-	107,000
Loss on issuance of convertible debt	688,498	108,076
Loss (Gain) on revaluation of derivative liability	801,601	(100,601)
Loss on assignment of debt	35,699	-
Preferred stock issued for financing fees	2,075	-
Financing fees	112,250	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(8,998)	5,805
Increase (decrease) in accrued interest	84,923	3,432
Increase (decrease) in deferred payroll	-	(14,537)
Increase (decrease) in accrued expense	250,000	-
Net cash used by operating activities	(386,007)	(281,289)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	193,000
Proceeds from convertible debt, net	394,599	100,000
Proceeds from note payable-related party	1,662	-
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(74,568)	-
Net cash provided by financing activities	381,544	293,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(4,463)	11,711
Cash, beginning of period	14,700	1,900
Cash, end of period	$10,237	$13,611

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$-	$80,000
Common stock issued for prepaid financing fees	$-	$100,000
Common stock issued for convertible debt	$83,879	$-
Derivative liabilities	$161,941	$-

 The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

MARCH 31, 2020

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

On March 22, 2019 the Company entered into two separate Share Exchange Agreements pursuant to which it agreed to acquire 100% of the capital stock of two newly organized private entities, NuAxess 2, Inc., a Delaware corporation, and PR345, Inc., a Texas corporation n/k/a Openaxess, Inc., in consideration for the issuance of 400,000 shares of Series C Preferred Stock, issued to the control shareholders of each of NuAxess and PR345,n/k/a Openaxess and 400,000 shares of Series D Preferred Stock, issued to the minority, non-control shareholders of the two entities. The closing of the two Share Exchange Agreements occurred on April 16, 2019, at which date NuAxess and PR345 became wholly-owned subsidiaries of the Company.

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2019. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

Fair Value of Financial Instruments

The Company's financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2019 and March 31, 2020.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $706,066 measured at fair value at March 31, 2020.

	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$3,101,735

Total				$3,101,735

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2020, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,112,037. The Company’s working capital deficit is $5,228,529.

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

NOTE 3 – FORMER MINING OPERATIONS

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum 75% of the shares of capital stock of the MMMM Mining Subsidiaries for cash consideration of $10 plus the assumption by Aurum of all liabilities of the MMMM Mining Subsidiaries. The Company retained a 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable reducing its equity interest from 25% to 19%. Other than its minority equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries.

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

During the six-months ended March 31,2020, $9,061 of regular interest and $32,993 of derivative liability discount was expensed. During the six-months ended March 31, 2019, $2,527 of regular interest, $995 of original issue discount and $19,890 of derivative liability discount was expensed.

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

During the six-months ended March 31, 2020, $4,243 of regular interest, $2,500 of original issue discount, and $35,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, $3,971 of regular interest, $4,500 of original issue discount, and $28,500 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about May 7, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. The investor had the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $3,500 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended March 31, 2020, $3,008, of regular interest, $1,750 of original issue discount, and $23,250 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

On January 21, 2020, another institutional investor assumed this loan.

During the period ended March 31, 2020, $3,715, of regular interest, $2,536 of original issue discount, and $22,826 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, $11,518, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, the holder of the note elected to convert $25,000 in principal and $4,473 of accrued interest into 33,562 shares of common stock

 During the period ended March 31, 2020, $4,618 of regular interest and $47,880 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, $6,768, of regular interest, $4,167 of original issue discount, and $33,333 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, $4,485 of regular interest, $27,819 of original issue discount, and $24,515 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

On February 13, 2020 this note entered into maturity date default. As a result, interest increased to 18% and a default premium principal was added to the outstanding principal in the amount of $94,900 as was recognized as financing fees.

During the period ended March 31, 2020, the holder of the note elected to convert $51,188 of default premium principal and 18,963 of accrued interest into 70,942 shares of common stock.

During the period ended March 31, 2020, $15,925, of regular interest and $166,304 of original issue was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, $2,237, of regular interest and $3,602 of original issue and $22,815 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

During the period ended March 31, 2020, the holder of the note elected to convert $15,000 of principal and $646 of accrued interest into 15,591 shares of common stock.

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

During the period ended March 31, 2020, $4,687, of regular interest and $46,871 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about November 12, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $59,400, together with interest at the rate of 12% per annum with a maturity date of November 12, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the 20 trading day period prior to the date of the note, or 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

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

During the period ended March 31, 2020, $2,772, of regular interest, $3,596 of original issue discount and $19,126 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended March 31, 2020, $944, of regular interest and $23,964 of original issue discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. The investor has the right has the right at any time following 180 days of the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 50% of the average of the two lowest trading prices for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $4.94 was $247,000 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $247,000 valuation of the conversion feature, $197,000 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2020, $1,014, of regular interest and $13,806 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

On or about January 20, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $115,000, together with interest at the rate of 8% per annum with a maturity date of January 11, 2021. The Company paid $15,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the average of the two lowest closing prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $4.58 was $438,917 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $438,917 valuation of the conversion feature, $338,917 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2020, $1,789, of regular interest, $2,869 of original issue discount and $19,126 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

On or about March 3, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $112,750, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of January 11, 2021. The Company paid $12,750 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $32,214, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the average of the two lowest closing prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $3.64 was $271,345 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $271,345 valuation of the conversion feature, $203,560 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2020, $1,052, of regular interest, $3,449 of original issue discount and $5,200 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

NOTE 8 – COMMON AND PREFERRED STOCK

Upon formation of the Company, the authorized capital consisted of 2,000,000 shares of common stock, par value $0.05. In 1953, the Company increased the authorized capital to 3,000,000 shares of common stock and in 1985, the authorized capital was again increased to 10,000,000 shares of common stock. In 2014 the Company increased the authorized capital stock to 100,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.10.

On February 23, 2020, the Company implemented a 1 for 100 reverse stock split of its outstanding common stock (the “Reverse Split”).

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

On August 14, 2019, the Company approve for issuance 200,000 shares of stock valued at $19,400 for investor relations, are on the balance sheet as shares to be issued.

During the three-month period ended December 31, 2019, the Company authorized for issuance 66,666 shares of common stock valued at $2,158 for investor relations, these are on the balance sheet as shares to be issued.

On December 5, 2019, the Company issued 781,916 shares of common stock for the conversion of principal of $7,000 and accrued interest of $460 at a conversion price of $0.009541.

During the three month period ended March 31, 2020, The Company issued 5,000 shares of stock for services and recorded an additional 5,000 shares as “to be issued” for a total value of $40,000; 130,094 shares of common stock for the conversion of principal of $68,287, accrued interest of $13,342 and financing fees of $1,750.

The following warrants were outstanding at March 31, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021
Warrants	220,000	$0.02	January 2020
Warrants	535,714	$0.07	July 2024
Warrants	4,945,055	$0.08	August 2024
Warrants	3,333,333	$0.02	December 2024
Warrants	8,054	$7.00	March 3, 2025

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at March 31, 2020 and September 30, 2019 was $9,992 and $9,727, respectively.

Also, during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc., entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at March 31, 2020 and September 30, 2019 was $60,073 and 58,772, respectively, the companies had directors in common at the time of the transaction.

A family member of a former officer provided investor relations consulting services and other administrative functions to the Company, $10,000 was paid in cash for consulting during the period ended December 31, 2018, no such payments were made during the period ended March 31, 2020.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended March 31, 2020 and September 30, 2019 are as follows:

	March 31, 2020	September 30, 2019
Net operating loss carryforwards	10,112,036	7,079,690
Deferred tax asset	2,456,737	1,819,944
Valuation allowance for deferred asset	(2,456,737)	(1,819,944)
Net deferred tax asset	-	-

At March 31, 2020 and September 30, 2019, the Company has net operating loss carryforwards of approximately $10,112,036 and $7,079,690 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to March 31, 2020 was $636,793.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the three-month period ended March 31, 2020, the Company issued approximately 1 million shares of common stock upon the conversion of certain convertible notes discussed under Note 7 above. The Company is not aware of any other material subsequent events through the date of this filing that require disclosure or recognition in these financial statements.

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

Change in Control Transactions

Reference is made to the Form 8-K filed by the Company on March 27, 2019, reporting that the Company entered into two separate Share Exchange Agreements dated March 22, 2019: (i) one with PR345, Inc. (“PR345”) n/k/a Openaxess, Inc., a newly organized Texas corporation; and (ii) one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company agreed to acquire the all of the capital stock of these two entities in exchange of the issuance of newly authorized shares of Series C and D Preferred Stock, par value $0.10 per share, to the shareholders of PR345/Openexess and NuAxess. The entry into the two Agreements was authorized and approved by the Company’s Board then in existence in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc. (the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik, the Company’s CEO and Chairman at the date of the Agreements (or an entity to be formed by him) to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

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

As disclosed in the Company’s Form 8-K filed on April 24, 2019, the Company reported that: (i) on April 16, 2019, it entered into a Share Exchange and Assignment Agreement, also referred to as the ‘MBO Agreement” with Aurum, the entity formed by Sheldon Karasik for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company; (ii) effective April 16, 2019, Felix Keller resigned as a director; (iii) effective April 17, Sheldon Karasik resigned as CEO and Board Chairman (but continued to serve on the Board); (iii) effective April 17, 2019, Pat Dileo was appointed as CEO and Chairman of the Board and Carl Dorvil and Derrick Chambers were appointed to as members of the 5 person Board, joining Sheldon Karasik and Michael Miller; and (v) effective April 16, 2019, Sheldon Karasik transferred and assigned the Series B Super Voting Preferred Stock to Pat Dileo.

As a result of the execution of the MBO Agreement and the closing of the March 22, 2019 Share Exchange Agreements, the Company determined that its resources would be devoted to the business operations of NuAxess and PR345, as follows:

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

(ii) PR345, n/k/a Openaxess, a business enterprise consulting firm, plans to provide: (a) specialized staffing services for a variety of professional industries including, but not limited to, medical, education, financial services, technology and hospitality, among others; (b) specific back office services including accounting, payroll, and a full complement of Human Resource (HR) benefits; and (iii) serve as a Professional Employer Organization (PEO).

At the date of the MBO, the Company understood that Aurum would continue to operate the MMMM Mining Subsidiaries. Under the MBO Agreement, the Company retained a 25% equity interest in the Mining Subsidiaries and effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its equity interest in the Mining Subsidiaries to an unaffiliated third party for $1,000, evidenced by a promissory note due on September 30, 2020, reducing the Company’s equity interest in the former Mining Subsidiaries from 25% to 19%.

Reference is made to the Company’s Form 8-K and 8-K/A filed with the SEC on October 22, 2019 and December 2, 2019 reporting the resignations of Sheldon Karasik and Michael Miller as members of the Board of Directors.

Results of Operations For the Three and Six Months Ended March 31, 2020 compared to the Three and Six Months Ended March 31, 2019

Revenue

The Company generated no revenues from its former mining operations during the two periods ended March 31, 2020 and 2019. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three months and six months ended March 31, 2020 the Company received $5,091,348 and $5,312,706, respectively in revenue principally from insurance premiums and we incurred $4,922,783 and $5,134,160 in expense directly related to this revenue. No such revenue was earned in the three-month and six-month period ended March 31, 2019.

Expenses

Operating expenses for the three and six month periods ended March 31, 2020 were $606,349 and $861,397 compared to $399,012 and $659,557 for the same period of the prior year, representing an increase of 52% and 31%.

The main components of general and administrative expenses for the three and six month period ended March 31, 2020 consisted of approximately $230,714 and $392,120 in consulting fees, $195,396 and $195,396 in insurance expense and approximately $17,814 and $17,814 in commissions. During the prior year, the Company’s legal and professional fees were $287,237 and $342,780 for the three and six month-periods.

Working Capital

The Company’s net loss for the three and six month-periods ended March 31, 2020 was $2,326,683 and $3,032,348 a 454% and 321% increase over the net loss of $419,909 and $720,708 at March 31, 2019. The increase in net loss is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and acquisition and disposal of subsidiaries and also to an increase in general and administrative expenses as a result of the change in business focus.

During the three and six-months ended March 31, 2020, our principal sources of liquidity included cash received from convertible notes payable, and assignment of future receivables. During the three and six-months ended March 31, 2019 our principal source of liquidity included proceeds from sales of our common stock and proceeds from convertible debt. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $319,764 and $559,140 for the six-months ending March 31, 2020 and 2019, respectively. Net cash provided by financing activities totaled $381,544 and $179,000 for the six-month periods ending March 31, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing and assignment of future receivables in 2020 as compared to 2019. The cash decreased to $10,237 at March 31, 2020 from $14,700 at September 30, 2019.

As reflected in our accompanying financial statements, other than approximately $277,750 and $370,483 received from the issuance of convertible notes and assignment of receivables during the three and six month period ended March 31, 2020, we have limited cash, negative working capital, no revenues and an accumulated deficit of $10,112,037 and $7,079,690 for the six month period ending March 31, 2020 and year ended September 30, 2019, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $165,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of March 31, 2020, we have contractual obligations relating to debt or anticipated debt, as follows:

The Company, while operating as Mineral Mountain Mining & Milling Company, entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company has agreed to issue to Crown Bridge shares of the Company's Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million ($5,000,000.00) Dollars (the “Equity Line”) in accordance with the terms of the Equity Purchase Agreement. In connection with the transactions contemplated by the Equity Purchase Agreement, the Company is required to register with the SEC the following shares of Common Stock: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended relating to the resale of the Put Shares.

The Company intention was to use the proceeds of the Equity Line for general corporate purposes for its mining operations, which may include (i) acquisitions, (ii) refinancing or repayment of indebtedness, (iii) capital expenditures and working capital, (iv) investing in equipment and property development (which may include funding associated with exploration), and (v) pursuing other business opportunities both related and unrelated to our existing mining activities. The Company also disclosed in the Registration Statement that as a result of the lack of profitability of the mining operations, it intended to diversify its business endeavors.

The following is a listing of the convertible debt principal amounts outstanding at March 31, 2020.

Armada	$50,000
Auctus Fund LLC	75,000
Auctus Fund LLC	112,750
BHP Capital NY, Inc	70,760
Cavalry Fund I, LP	268,413
Cavalry Fund I, LP	33,333
GS Capital Partners, LLC	68,000
Harbor Gates Capital, LLC	110,000
Jefferson Street Capital, LLC	66,000
Jefferson Street Capital, LLC	59,400
KinerjaPay Corp	96,816
KinerjaPay Corp	94,000
KinerjaPay Corp	50,000
Labrys Fund, LP	112,500
LG Capital Funding, LLC	40,000
LG Capital Funding, LLC	115,000
Sunshine Equity Partners LLC	50,000

Total	$1,471,972

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of March 31, 2020 Amount	As of September 30, 2019 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at March 31, 2020 was $10,254. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at March 31, 2020 was $61,361.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2020, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the six months ended March 31, 2020 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company received letter notice dated February 14, 2020 from counsel to Sheldon Karasik, a former director, stating that their belief that the Company owes additional monies to Mr. Karasik or Aurum LLC, and, as a result, the Company should renegotiate certain terms in the Share Exchange and Assignment Agreement dated April 16, 2019, attached as Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on April 24, 2019, in connection with a change in control transaction (the “MBO Agreement”). Pursuant to the MBO Agreement with Mr. Karasik, the Company transferred and assigned 75% of the Company’s former Mining Subsidiaries to Aurum LLC, a newly formed entity controlled by Mr. Karasik, for $10 plus the assumption by Aurum of the liabilities of the Company’s former wholly-owned Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and Aurum and, indeed, has affirmative defenses in connection with any such claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company intends to file a post-effective amendment to its registration statement, registration file no. 333-227839, declared effective by the SEC (the “Registration Statement”) on March 8, 2019, for among other purposes of: (i) including its audited financial statements for the years ended September 30, 2019 and 2018 and the interim financial statements for the three months ended December 30, 2019 and 2018; (ii) fully-updating the disclosure of the Company’s new business operations contained in the Company’s Form 10-K filed with the SEC on January 16, 2020; (iii) disclosing the discontinued operations of the former wholly-owned Mining Subsidiaries; and (iv) disclosure of new management and risk factors related to the new business operations, among other material information.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mineral Mountain Mining & Milling Company

Dated: May 20, 2020	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

