Form 10-Q/A
period 2020-03-31
Quad M Solutions, Inc.
filed 2020-05-21
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2018	604,362	$604		$	$2,812,432	$(3,026,479)	$55,000	$(158,442)

Common stock issued for cash	39,250	39			173,961		(55,000)	119,000
Common stock issued for services	2,000	2			49,998			50,000
Common stock issued for directors’ fees	1,100	1			21,999			22,000
Common stock issued for officers’ fees	40,000	40			79,960			80,000
Rescinded shares	(43,000)	(43)			43			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	643,712	$644		$	$3,138,393	$(3,327,277)	$-	$(188,240)

Common stock issued for cash	17,580	18			63,982			64,000
Common stock issued for services	10,000	10			229,990			230,000
Common stock issued for officers’ fees	2,200	2			4,998			5,000
Common stock issued for financing fees asset	14,286	14			99,986			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	687,777	$688	-	$-	$3,537,349	$(3,747,186)	$-	$(209,150)

Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	687,777	$688	800,000	$80,000	$3,597,721	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	2,000	2			19,398			19,400
Retirement of derivative liability					215,051			215,051
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(1,768,873)		(1,768,873)
Balance, September 30, 2019	689,777	690	800,000	80,000	4,339,751	(7,079,690)	(3,100)	(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	695	800,000	80,000	4,445,369	(7,785,356)	18,458	(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	874	815,750	81,575	4,762,600	(10,112,037)	38,458	(5,228,529)

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

Risk Factor: The Company relies substantially on small and mid-size business for its products and services. It is expected that small and mid-size businesses, many of which rely on continuing cash flow to fund day-to-day operations, may be particularly hard hit by the COVID-19 pandemic that has not shown an clear indications of abating. The has resulted and may continue to result in forced closures and other preventative measures taken by federal, state or local governments. Although government programs have sought, and may further seek, to provide relief to these types of entities, there can be no assurance that these programs will succeed. Also, governments in affected areas have and may continue to adopt regulations or promulgate executive orders that restrict or limit financial institutions’ ability to take certain actions with these small and mid-size customers, upon which the Company relies, that they would otherwise take in the ordinary course. At the same time, it may be the case that more customers are expected to draw on existing lines of credit or seek additional loans to help finance their business operations including the self-insurance and employee benefit services offered by the Company. In addition, COVID-19, which only became a pandemic during the end of the first quarter of fiscal 2020 in the United States, may adversely affect the Company and its customers in unforeseen ways during the remainder of 2020 and perhaps thereafter.

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

During the three months and six months ended March 31, 2020 the Company’s revenues were $5,091,348 and $5,312,706, respectively principally from staffing revenues and we incurred $4,922,783 and $5,134,160 in expense directly related to these staffing revenues. No such revenue was earned in the three-month and six-month period ended March 31, 2019.

Expenses

Operating expenses for the three and six-month periods ended March 31, 2020 were $606,349 and $861,397 compared to $399,012 and $659,557 for the same period of the prior year, representing an increase of 52% and 31%.

The main components of general and administrative expenses for the three and six-month period ended March 31, 2020 consisted of approximately $230,714 and $392,120 in consulting fees, $195,396 and $195,396 in insurance expense and approximately $17,814 and $17,814 in commissions. During the prior year, the Company’s legal and professional fees were $287,237 and $342,780 for the three and six month-periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about March 17, 2020, the Company issued 20,750 shares of a newly designated Series F Preferred to an institutional investor for the in exchange for an outstanding note in the original principal amount of $50,000.  A copy of the certificate of designation and exchange agreement are filed together herewith.  The Series F Preferred is convertible at $0.40 as further set forth in the Series F Certificate of Designation, attached as Exhibit 10.2 hereto. Also attached as Exhibit 10.3 hereto is the Securities Purchase Agreement with respect to the issuance and sale of the Series F Preferred Stock.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.
10.2	Series F Certificate of Designation dated March 17, 2020, filed herewith.
10.3	Exchange Agreement dated March 17, 2020, filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: May 21, 2020	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

