Form 10-Q/A
period 2020-03-31
Quad M Solutions, Inc.
filed 2020-05-26
CIK 66600

UNITED STATES SECURITIES AND

EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations General

Explanatory Note: On May 15, 2020, the Company filed a Form 8-K disclosing that it would be not be filing its Quarterly Report for the period-ended March 31, 2020 by the filing due date of May 15, 2020, or by the extended date of May 20, 2020, even if the Company files for an extension on Form 12b-25. On May 21, 2020, the Company filed a Form 8-K/A. Both Forms 8-K and 8-K/A stated that the Company was filing these current reports in reliance upon the order of the U.S. Securities and Exchange Commission (the “Commission”) issued on March 4, 2020 (the “Order”) which Order was supplemented and updated on March 25, 2020. The Company is filing this Form 10-Q/A, Amendment No. 2 to clarify the Company’s reliance on the Order dated May 4, 2020 as supplemented by on May 25, 2020. The Company has also included in the Form 10-Q/A and Amendment No. 2 thereto a “Risk Factor” required by the Order as supplemented by Release 34-88465.

On March 4, 2020, the Commission issued an Order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”), which was supplemented by Release No. 34-88465 dated March 25, 2020. Pursuant to the Order, as supplemented on March 25, 2020, the Commission stated, in relevant part, as follows: “(a) [If] The registrant . . . is unable to meet a filing deadline due to circumstances related to COVID-19; (b) Any registrant relying on this Order furnishes to the Commission a Form 8-K . . . by the later of March 16 or original filing deadline of the report [May 15, 2020, or May 20, 2020, even if the Company files for an extension on Form 12b-25] stating:(1) that it is relying on this Order; (2) [and files] a brief description of the reasons why it could not file such report, schedule or form on a timely basis; (3) [and discloses] the estimated date by which the report, schedule, or form is expected to be filed; 4 (4) if appropriate, a risk factor explaining, if material, the impact of COVID-19 on its business; and [if applicable] (5) if the reason the subject report cannot be filed timely relates to the inability of any person, other than the registrant, to furnish any required opinion, report or certification, the Form 8-K shall have attached as an exhibit a statement signed by such person stating the specific reasons why such person is unable to furnish the required opinion, report or certification on or before the date such report must be filed. (c) The registrant or any person required to make any filings with respect to such a registrant files with the Commission any report, schedule, or form required to be filed no later than 45 days after the original due date; and (d) In any report, schedule or form filed by the applicable deadline pursuant to paragraph (c) above, the registrant must disclose that it is relying on this Order and state the reasons why it could not file such report, schedule or form on a timely basis.”

Basis for Late Filing of the Quarterly Report: As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain all of the necessary financial records that it needed to permit the Company to finish the internal and external review process in order to file a timely and accurate Quarterly Report on Form 10-Q for the period-ended March 31, 2020 by the prescribed date of May 15, 2020, or by the extended date of May 20, 2020, even if the Company files for an extension on Form 12b-25.

As disclosed in the “Risk Factor” below and in the Company’s Form 8-K and 8-K/A filed on May 15 and May 21, 2020, above, as a result of the growing presence and impact of the COVID-19 pandemic that was first recognized widely in the U.S. in mid to late March 2020, various governmental jurisdictions, including federal, state and local, as well as private companies themselves, adopted closure and social-distancing regulations that impacted companies and virtually all non-essential businesses, including, perhaps to a greater extent, small and mid-size businesses. The impact was significant in the New York, New Jersey and Connecticut tri-state area, The Company’s executive offices are located in New Jersey, as is one of its subsidiaries, and its staffing subsidiary is located in Dallas, TX, that also had state-wide closures. The States of New Jersey and Texas, as a precaution and as a result of the growing COVID-19 pandemic, both ordered, and the Company in compliance has directed, that key employees work from home to the greatest extent possible, implementing self-confinement even if not showing any COVID-19 symptoms.

Accordingly, in reliance upon the Order dated March 4, 2020, Release No. 34-88465, supplemented by Release No. 34-88465 dated March 25, 2020, the Company is filing its  Quarterly Report on Form 10-Q and the 10-Q/A and 10-Q/A, Amendment No. 2 on or before 45 days from the original filing deadline of March 30, 2020, including an appropriate Risk Factor disclosure and the explanation by the Company for its late filing of the Quarterly Report and its reliance upon the SEC Order, as supplemented on May 25, 2020.

Risk Factor: The Company relies substantially on small and mid-size business for its products and services. It is expected that small and mid-size businesses, many of which rely on continuing cash flow to fund day-to-day operations, may be particularly hard hit by the COVID-19 pandemic that has not shown any clear indications of abating. The pandemic has resulted and may continue to result in forced closures and other preventative measures taken by federal, state or local governments. Although government programs have sought, and may further seek, to provide relief to these types of entities, there can be no assurance that these programs will succeed or that the small and mid-size businesses will, in fact, receive funding from the governmental programs. Also, governments in affected areas have and may continue to adopt regulations or promulgate executive orders that restrict or limit financial institutions’ ability to take certain actions with these small and mid-size customers, upon which the Company relies, that they would otherwise take in the ordinary course. At the same time, it may be the case that more customers may seek to draw on existing lines of credit, if any, or seek additional loans to help finance their business operations including the self-insurance and employee benefit services offered by the Company. In addition, COVID-19, which only became a pandemic during the end of the first quarter of fiscal 2020 in the United States, may adversely affect the Company and its customers in unforeseen ways during the remainder of 2020 and perhaps thereafter.

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

Unless otherwise indicated or the context requires otherwise, the words “we,” “us,” “our,” the “Company” or “our Company,” “Quad M” refer to Quad M Solutions, Inc., an Idaho corporation.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A.

Exhibit No.
10.2	Series F Certificate of Designation dated March 17, 2020, filed in the Form 10-Q/A on May 21, 2020.
10.3	Exchange Agreement dated March 17, 2020, filed in the Form 10-Q/A on May 21, 2020.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: May 22, 2020	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

