Form 10-Q
period 2020-06-30
Quad M Solutions, Inc.
filed 2020-08-19
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

Commission file number: 1-03319

Quad M Solutions, Inc.
(Exact name of registrant as specified in its charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

115 River Road, Suite 151, Edgewater, NJ	07020
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (732) 423-5520

122 Dickinson Avenue, Toms River, NJ 08753

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 18, 2020, there were 2,980,393 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC
(fka MINERAL MOUNTAIN MINING AND MILLING COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2020	2019

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$393,637	$14,700
Debt receivable	-	-
Total Current Assets	393,637	14,700

TOTAL ASSETS	$393,637	$14,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,220	$34,710
Accrued interest	145,042	39,312
Deferred Payroll	-	-
Notes payable - related party	59,790	58,128
Convertible debt, net	1,091,514	351,275
Derivative liablitiy	2,927,589	1,509,792
Accrued expense	658,833	283,833
Aurum payable	400,000	400,000
Note payable	250,000	-
Total Current Liabilities	5,541,988	2,677,050

TOTAL LIABILITIES	5,541,988	2,677,050

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, none issued and outstanding	81,575	80,000
Common stock, $0.001 par value, 100,000,000 shares authorized; 69,559,649 and 68,977,733 shares issued and outstanding	2,779	68,978
Additional paid-in capital	5,341,020	4,271,462
Shares to be issued	41,558	-
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(10,612,183)	(7,079,690)
Total Stockholders' Equity	(5,148,351)	(2,662,350)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,637	$14,700

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC
(fka MINERAL MOUNTAIN MINING AND MILLING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2020	2019	2020	2019
				restated
REVENUES	$4,731,316	$0	$10,044,022	$-

COST OF SALES	4,542,031	0	9,676,191	-
GROSS PROFIT	189,285	-	367,831	-

OPERATING EXPENSES
Insurance expense	65,466		260,862
Professional fees	2,000	287,237	5,028	342,780
General and administrative	360,548	50,423	885,795	107,014
Sales expense	46,508		104,312	-
Payroll expense	-	48,852	-	147,962
Mineral property expense	-	12,500	-	39,801
Travel	26	-	39,948	-
Directors' fees	-	-	-	22,000
Stock Compensation	-		40,000
TOTAL OPERATING EXPENSES	474,548	399,012	1,335,945	659,557

LOSS FROM OPERATIONS	(285,263)	(399,012)	(968,114)	(659,557)

OTHER INCOME (EXPENSES)			-
Interest expense	(297,788)	(23,827)	(1,036,096)	(28,676)
Financing fees	(22,399)	(25,000)	(123,270)	(25,000)
Gain (loss) on issuance of convertible debt	(492,277)	(36,918)	(1,526,454)	(108,076)
Gain (loss) on revaluation of derivative	596,890	64,848	165,968	100,601
Loss on assignment of receivable	-		(35,699)	-
Other expense	-4269.35		(13,788)
Other Income	4,960		4,960
TOTAL OTHER INCOME (EXPENSES)	(214,883)	(20,897)	(2,564,379)	(61,151)

LOSS BEFORE TAXES	(500,146)	(419,909)	(3,532,493)	(720,708)

INCOME TAXES			-	-

NET LOSS	$(500,146)	$(419,909)	$(3,532,493)	$(720,708)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.64)	$(0.64)	$(4.79)	$(1.11)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	785,794	655,929	738,089	649,652

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC
(fka MINERAL MOUNTAIN MINING AND MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

							Stock to be
					Additional		Issued or	Total
	Common Stock		Preferred Stock		Paid-in	Accumulated	Subscription	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	receivable	Equity

Balance, September 30, 2018	604,362	$604	-	$-	$2,812,432	$(3,026,478)	$55,000	$(158,441)

Common stock issued for cash	39,250	39	-	-	173,961		(55,000)	119,000
Common stock issued for services	2,000	2	-	-	49,998			50,000
Common stock issued for directors' fees	1,100	1	-	-	21,999			22,000
Common stock issued for officers' fees	40,000	40	-	-	79,960			80,000
Rescinded shares	(43,000)	(43)	-	-	43			-

Net income for period ending December 31, 2018	-	-	-	-	-	(300,798)	-	(300,798)

Balance, December 31, 2018 (unaudited)	643,712	$644	-	$-	$3,138,393	$(3,327,276)	$-	$(188,241)

Common stock issued for cash	17,580	18	-	-	63,982		-	64,000
Common stock issued for services	10,000	10	-	-	229,990			230,000
Common stock issued for officers' fees	2,200	2	-	-	4,998			5,000
Common stock issued for financing fees asset	14,286	14	-	-	99,986			100,000

Net income for period ending March 31, 2019	-	-	-	-	-	(419,910)	-	(419,910)

Balance, March 31, 2019 (unaudited)	687,777	$688	-	$-	$3,537,349	$(3,747,186)	$-	$(209,150)

Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019	-	-	-	-	-	(1,563,631)	-	(1,563,631)

Balance, June 30, 2019 (unaudited)	687,777	$688	800,000	$80,000	$3,597,721	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	2,000	2	-	-	19,398		-	19,400
Retirement of derivative liability					79,896			79,896
Warrants issued for convertible debt					507,581			507,581
Retirement of derivative liability					135,155			135,155
Net income for period ending September 30, 2019	-	-	-	-	-	(1,768,873)		(1,768,873)

Balance, September 30, 2019	689,777	$690	800,000	$80,000	$4,339,751	$(7,079,690)	$(3,100)	$(2,662,350)

Common stock issued for investor relations								-
Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019	-	-	-	-	-	(705,666)		(705,666)

Balance, December 31, 2019	695,596	$695	800,000	$80,000	$4,445,369	$(7,785,356)	$18,458	$(3,240,835)

Common stock issued for services	5,000	5			19,995		20,000	40,000
Common stock issued for convertible debt	130,094	130			120,940			121,070
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Retirement of derivative liability					142,376			142,376
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020	-	-	-	-	-	(2,326,681)		(2,326,681)

Balance, March 31, 2020	874,440	$874	815,750	$81,575	$4,762,600	$(10,112,037)	$38,458	$(5,228,529)

Common stock issued for services	10,000	10			5,490			5,500
Common stock issued for convertible debt	1,337,107	1,337			164,954			166,291
Conversion of warrants	556,986	557			(557)			(0)
Retirement of derivative liability					408,531			408,531
Net income for period ending March 31, 2020	-	-	-	-	-	(500,146)		(500,146)

Balance, March 31, 2020	2,778,533	$2,778	815,750	$81,575	$5,341,018	$(10,612,183)	$38,458	$(5,148,351)

 The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC
(fka MINERAL MOUNTAIN MINING AND MILLING COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 Months Ended
	June 30
		restated
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,532,493)	$(720,708)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	862,860	5,351
Amortization of financing fees	-	-
Common stock issued for services	32,408	50,000
Common stock issued for officers' and directors' fees	0	22,000
Common stock convertible debt default	-	-
Loss on issuance of convertible debt	1,526,454	71,158
Gain on revalutaion of derivative liability	(165,968)	(35,753)
Loss on assigment of receivables	35,699
Loss on disposal on subsidiary	-
Preferred stock issued for financing fees	2,075
Warrants issued for directors' fees	-	-
Conversion of preferred stock	1,250
Financing fees	159,629
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(25,489)	(4,399)
Increase (decrease) in accrued interest	158,149	(502)
Increase (decrease) in deferred payroll	-	53,713
Increase (decrease) in accrued expense	375,000	-
Net cash used by operating activities	(570,426)	(559,140)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	119,000
Proceeds from convertible debt, net	782,400	60,000
Payment on convertible debt	(49,000)
Proceeds from note payable-related party	1,662	-
Proceeds from note payable	250,000
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(95,550)	-
Net cash provided by financing activities	949,363	179,000

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	378,937	(380,140)

Cash, beginning of period	14,700	1,900

Cash, end of period	$393,637	$(378,240)
	(0)
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for convertible debt	$7,460	$-
Derivative liability	$144,000	$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

JUNE 30, 2020

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2019. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2019 and June 30, 2020.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $706,066 measured at fair value at June 30, 2020.

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$3,101,735

Total				$3,101,735

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2020, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $10,112,037. The Company’s working capital deficit is $5,228,529.

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

NOTE 4 – EQUITY PURCHASE AGREEMENT

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), with Crown Bridge Partners, LLC, an institutional investor (“Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to $5,000,000 (the “Equity Line”), subject to the Company filing a registration statement with the SEC to register the shares of Common Stock underlying the Equity Line, as follows: (1) 8,000,000 Put Shares to be issued to Crown Bridge upon purchase from the Company from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; and (2) 1,428,571 shares of Common Stock to be issued by the Company to Crown Bridge as a commitment fee.

The Company does not intend to pursue the financing under the Equity Line with Crown Bridge and the registration statement registering the Put Shares and Commitment Shares is no longer current.

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

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik for the purpose of entering into the MBO Agreement thereby acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company. On the date of closing, the Company made a payment of $100,000 to Aurum for the operations of the MMMM Mining Subsidiaries and agreed to make additional payments subject to the terms and conditions of the MBO Agreement. In connection with the MBO Agreement, Aurum agreed to assume all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

NOTE 7 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to a institutional investor for the principal sum of $63,000, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note was convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price (as defined below), representing a discount rate of 42% Market Price” is defined as the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the nine-months ended June 30, 2020, $14,371 of regular interest and $32,993 of derivative liability discount was expensed. During the six-months ended March 31, 2019, $2,527 of regular interest, $995 of original issue discount and $19,890 of derivative liability discount was expensed.

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

During the nine-months ended June 30, 2020, $8,095 of regular interest, $2,500 of original issue discount, and $35,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $7,291 of regular interest, $4,500 of original issue discount, and $28,500 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about May 7, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. The investor had the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $3,500 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended June 30, 2020, $5,244, of regular interest, $1,750 of original issue discount, and $23,250 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

On January 21, 2020, another third-party institutional investor assumed this loan.

During the period ended June 30, 2020, $6,707, of regular interest, $2,536 of original issue discount, and $22,826 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $18,649, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended March 31, 2020, the holder of the note elected to convert $25,000 in principal and $4,473 of accrued interest into 33,562 shares of common stock

During the period ended June 30, 2020, $6,406 of regular interest and $47,880 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $9,976, of regular interest, $4,167 of original issue discount, and $33,333 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $8,381 of regular interest, $27,819 of original issue discount, and $24,515 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $29,499, of regular interest and $166,304 of original issue was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $3,046, of regular interest and $3,602 of original issue and $22,815 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2018.

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

During the period ended June 30, 2020, $7,031, of regular interest and $46,871 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about November 12, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $59,400, together with interest at the rate of 12% per annum with a maturity date of November 12, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the 20 trading day period prior to the date of the note, or 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

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

During the period ended June 30, 2020, $4,574, of regular interest, $3,596 of original issue discount and $19,126 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended June 30, 2020, $1,846, of regular interest and $23,964 of original issue discount was expensed. There was no corresponding expense during the period ended March 31, 2019

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. The investor has the right has the right at any time following 180 days of the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 50% of the average of the two lowest trading prices for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date.

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

During the period ended June 30, 2020, $2,260, of regular interest and $13,806 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $4,114, of regular interest, $2,869 of original issue discount and $19,126 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

During the period ended June 30, 2020, $4,472, of regular interest, $3,449 of original issue discount and $5,200 of derivative liability was expensed. There was no corresponding expense during the period ended March 31, 2019.

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

On August 14, 2019, the Company approved for issuance 200,000 shares of common stock valued at $19,400 for investor relations, which shares are on the balance sheet as shares to be issued.

During the three-month period ended December 31, 2019, the Company authorized for issuance 66,666 shares of common stock valued at $2,158 for investor relations, these are on the balance sheet as shares to be issued.

On December 5, 2019, the Company issued 781,916 shares of common stock for the conversion of debt in the principal sum of $7,000 and accrued interest of $460 at a conversion price of $0.009541.

During the three month period ended March 31, 2020, the Company issued 5,000 shares of common stock for services and recorded an additional 5,000 shares as “to be issued” for a total value of $40,000; 130,094 shares of common stock for the conversion of principal of $68,287, accrued interest of $13,342 and financing fees of $1,750.

During the three-month period ended June 30, 2020, the Company issued 57,565 shares of Common Stock for convertible debt principal of $7,894, accrued interest of $2,306 and $850 of financing fees.

In addition, during the three-month period ended June 30, 2020, the Company approved the execution of consulting services agreements with six unrelated persons/entities, none of whom were affiliates of the Company. Pursuant to these agreements, the Company agreed to the issuance of 11,500 shares of a new series of convertible preferred stock, each share of which is convertible into 50 shares of Common Stock. As of the date of this report, none of the shares of the new series of convertible preferred stock have been issued.

The following warrants were outstanding at June 30, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021

Warrants	535,714	$0.07	July 2024
Warrants	4,945,055	$0.08	August 2024
Warrants	3,333,333	$0.02	December 2024
Warrants	8,054	$7.00	March 3, 2025

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of an officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at June 30, 2020 and September 30, 2019 was $10,515 and $9,727, respectively.

Also, during the year ended September 30, 2016, the Company through its wholly owned subsidiary, Nomadic Gold Mines, Inc., entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at June 30, 2020 and September 30, 2019 was $62,649 and 58,772, respectively, the companies had directors in common at the time of the transaction.

A family member of a former officer provided investor relations consulting services and other administrative functions to the Company, $10,000 was paid in cash for consulting during the period ended December 31, 2018, no such payments were made during the period ended June 30, 2020.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Net operating loss carryforwards	10,112,036	7,079,690
Deferred tax asset	2,456,737	1,819,944
Valuation allowance for deferred asset	(2,456,737)	(1,819,944)
Net deferred tax asset	-	-

At June 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards of approximately $10,112,036 and $7,079,690 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to June 30, 2020 was $636,793.

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

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to the period ended June 30, 2020, the Company issued approximately 1 million shares of common stock upon the conversion of certain convertible notes discussed under Note 7 above.

The Company anticipates the issuance of the 11,500 shares of the new series of convertible preferred stock to the six unrelated and unaffiliated third-party consultants and service providers before the end of August 2020, which is discussed in Note 9 above.

Effective on August 18, 2020, the Company executed a Series H Securities Purchase Agreement (“Series H SPA”) with a third-party accredited investor (“Investor”) in consideration for which the Company issued the Investor 5,000 shares of Series H Convertible Preferred Stock, upon the closing of which the Company will receive gross proceeds of $25,000. As part of the transaction, the Company has submitted for filing with the State of Idaho a Certificate of Designations of Preferences and Rights of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”). The Series H SPA and Series H Certificate of Designations are attached as Exhibits 10.4 and 10.5 hereto.

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

Results of Operations For the Three and Nine Months Ended June 30, 2020 compared to the Three and Nine Months Ended June 30, 2019

Revenue

The Company generated no revenues from its former mining operations during the two periods ended June 30, 2020 and 2019. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three months and nine months ended June 30, 2020 the Company received $5,091,348 and $5,312,706, respectively in revenue principally from insurance premiums and we incurred $4,922,783 and $5,134,160 in expense directly related to this revenue. No such revenue was earned in the three-month and nine-month period ended March 31, 2019.

Expenses

Operating expenses for the three and nine month periods ended June 30, 2020 were $606,349 and $861,397 compared to $399,012 and $659,557 for the same period of the prior year, representing an increase of 52% and 31%.

The main components of general and administrative expenses for the three and ninemonth period ended June 30, 2020 consisted of approximately $230,714 and $392,120 in consulting fees, $195,396 and $195,396 in insurance expense and approximately $17,814 and $17,814 in commissions. During the prior year, the Company’s legal and professional fees were $287,237 and $342,780 for the three and six month-periods.

Working Capital

The Company’s net loss for the three and nine month-periods ended June 30, 2020 was $2,326,683 and $3,032,348 a 454% and 321% increase over the net loss of $419,909 and $720,708 at June 30, 2019. The increase in net loss is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and acquisition and disposal of subsidiaries and also to an increase in general and administrative expenses as a result of the change in business focus.

During the three and nine-months ended June 30, 2020, our principal sources of liquidity included cash received from convertible notes payable, and assignment of future receivables. During the three and nine-months ended June 30, 2019 our principal source of liquidity included proceeds from sales of our common stock and proceeds from convertible debt. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $319,764 and $559,140 for the nine-months ending June 30, 2020 and 2019, respectively. Net cash provided by financing activities totaled $381,544 and $179,000 for the nine-month periods ending June 30, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing and assignment of future receivables in 2020 as compared to 2019. The cash decreased to $10,237 at June 30, 2020 from $14,700 at September 30, 2019.

As reflected in our accompanying financial statements, other than approximately $277,750 and $370,483 received from the issuance of convertible notes and assignment of receivables during the three and nine month period ended June, 2020, we have limited cash, negative working capital, no revenues and an accumulated deficit of $10,112,037 and $7,079,690 for the nine month period ending June 30, 2020 and year ended September 30, 2019, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $165,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of June 30, 2020, we have contractual obligations relating to debt or anticipated debt, as follows:

The Company, while operating as Mineral Mountain Mining & Milling Company, entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), by and between the Company and Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million ($5,000,000.00) Dollars (the “Equity Line”).  In connection with the transactions contemplated by the Equity Purchase Agreement, the Company was required to register with the SEC shares of Common Stock underlying the Crown Bridge Agreement, as follows: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement; and (3) the Company also has entered into a Registration Rights Agreement, of even date with the Equity Purchase Agreement with the Investors (the “Registration Rights Agreement”) pursuant to which the Company agreed, among other things, to register the Put Shares under the Securities Act of 1933, as amended relating to the resale of the Put Shares.

The Company filed a registration statement which was declared effective by the SEC on Marcy 8, 2019. However, the Company has determined not to pursue the funding from Crown Bridge under the Equity Line.

The following is a listing of the convertible debt principal amounts outstanding at June 30, 2020.

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

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of June 30, 2020 Amount	As of September30, 2019 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at June 30, 2020 was $10,515. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at June 30, 2020 was $62,649.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2020, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the nine months ended June 30, 2020 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company received letter notice dated February 14, 2020 from counsel to Sheldon Karasik, a former director, stating that their belief that the Company owes additional monies to Mr. Karasik or Aurum LLC (“Aurum”), and, as a result, the Company should renegotiate certain terms in the Share Exchange and Assignment Agreement dated April 16, 2019, attached as Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on April 24, 2019, in connection with a change in control transaction (the “MBO Agreement”). Pursuant to the MBO Agreement with Mr. Karasik, the Company transferred and assigned 75% of the Company’s former Mining Subsidiaries to Aurum LLC, a newly formed entity controlled by Mr. Karasik, for $10 plus the assumption by Aurum of the liabilities of the Company’s former wholly owned Mining Subsidiaries, with the Company retaining a 25%, non-control equity interest.

In mid July 2020, the Company was served with a summons and complaint by Aurum in a proceeding brought in New York Supreme Court, County of New York (the “Aurum Proceeding”), seeking  specific performance of the provisions of the MBO Agreement. The Company answered the complaint in a timely manner asserting counterclaims and affirmative defenses against Aurum and its principal, Sheldon Karasik. The Company believes that it has meritorious defenses to any claims made in the Aurum Proceeding and, indeed, has affirmative defenses in connection with all claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik and/or Aurum, whether or not Mr. Karasik and Aurum prevail.

Effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its 25% equity interest in the Mining Subsidiaries for $1,000, evidenced by a promissory note due on September 30, 2020, reducing the Company’s equity interest to 19% in the former Mining Subsidiaries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Reference is made to the disclosure in Notes 8 – Common and Preferred Stock, with respect to disclosure of the Company’s agreement to issue 11,500 shares of convertible preferred stock to six unrelated and unaffiliated consultants, each share of which is convertible into 50 shares of the Company’s Common Stock. In addition, reference is made to Note 11 – Subsequent Events, with respect to disclosure of the Company’s Series H SPA with an accredited investor, pursuant to which the Company issued 5,000 shares of Series H Convertible Preferred Stock for gross proceeds of $25,000. The Series H SPA and the Series H Certificate of Designations are attached hereto as Exhibits 10.4 and 10.5, respectively.

The above referenced issuance and sales of equity securities without registration under the act were made in reliance upon the exemption provided under Section 4(2) of the Act an Rule 506 promulgated by the SEC under Regulation D.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.

10.4	Series H Convertible Preferred Stock Securities Purchase Agreement
10.5	Certificate of Designation
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: August 19, 2020	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

