Form 10-Q/A
period 2020-06-30
Quad M Solutions, Inc.
filed 2020-08-28
CIK 66600

UNITED STATES

SECURITIES ANDEXCHANGE COMMISSION

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

As of August 18, 2020, there were 16,413,452 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	September 30, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$393,637	$14,700
Total Current Assets	393,637	14,700

TOTAL ASSETS	$393,637	$14,700

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,220	$34,710
Accrued interest	81,708	39,312
Notes payable - related party	59,790	58,128
Convertible debt, net	523,624	351,275
Derivative liability	1,741,209	1,509,792
Accrued expense	658,833	283,833
Aurum payable	400,000	400,000
Note Payable	250,000	-
Total Current Liabilities	3,724,384	2,677,050

TOTAL LIABILITIES	3,724,384	2,677,050

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 815,750 issued and outstanding	80,883	80,000
Common stock, $0.001 par value, 900,000,000 shares authorized; 14,336,966 and 689,777 shares issued and outstanding	14,337	690
Additional paid-in capital	7,580,020	4,339,751
Shares to be issued	47,058	-
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(11,049,945)	(7,079,690)
Total Stockholders' Equity	(3,330,747)	(2,662,350)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$393,637	$14,700

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	June 30		June 30
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$4,731,316	$-	$10,044,022	$-

COST OF SALES	4,542,031	-	9,676,191	-
GROSS PROFIT	189,285	-	367,831	-

OPERATING EXPENSES
Insurance expense	65,466	-	260,862	-
Professional fees	74,000	18,470	77,028	361,250
General and administrative	360,548	397,094	885,795	450,425
Sales expense	46,508	-	104,312	-
Officers' fees	-	155	-	148,117
Mineral property expense	-	2,500	-	42,301
Travel	26	28,558	39,948	82,241
Stock compensation	-	-	40,000	-
Directors' fees	-	-	-,	22,000
TOTAL OPERATING EXPENSES	546,548	446,777	1,407,945	1,106,334

LOSS FROM OPERATIONS	(357,263)	(446,777)	(1,040,114)	(1,106,334)

OTHER INCOME (EXPENSES)
Interest expense	(387,779)	(219,479)	(1,126,087)	(248,155)
Financing fees	(255,124)	(12,500)	(355,995)	(37,500)
Gain (loss) on issuance of convertible debt	(498,402)	(611,417)	(1,532,579)	(719,493)
Gain (loss) on revaluation of derivative	559,970	236,712	129,048	337,313
Gain (loss) on extinguishment of debt	-	(29,943)	-	(29,943)
Gain (loss) on disposal of subsidiary	-	(403,327)	-	(403,327)
Gain (loss) on assignment of receivable	-	-	(35,699)	-
Gain (loss) on acquisition of subsidiaries	-	(76,900)	-	(76,900)
Other expense	(4,269)		(13,788)
Other income	4,960		4,960
TOTAL OTHER INCOME (EXPENSES)	(580,644)	(1,116,854)	(2,930,140)	(1,178,005

LOSS BEFORE TAXES	(937,908)	(1,563,631)	(3,970,255)	(2,284,339)

INCOME TAXES

NET LOSS	$(937,908)	$(1,563,631)	$(3,970,225)	$(2,284,339)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.15)	$(0.02)	$(1.52)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	7,125,207	68,777,733	2,867,684	67,506,876

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2018	604,362	$604		$	$2,812,432	$(3,026,479)	$55,000	$(158,442)
Common stock issued for cash	39,250	39			173,961		(55,000)	119,000
Common stock issued for services	2,000	2			49,998			50,000
Common stock issued for directors’ fees	1,100	1			21,999			22,000
Common stock issued for officers’ fees	40,000	40			79,960			80,000
Rescinded shares	(43,000)	(43)			43			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	643,712	$644		$	$3,138,393	$(3,327,277)	$-	$(188,240)
Common stock issued for cash	17,580	18			63,982			64,000
Common stock issued for services	10,000	10			229,990			230,000
Common stock issued for officers’ fees	2,200	2			4,998			5,000
Common stock issued for financing fees asset	14,286	14			99,986			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	687,777	$688	-	$-	$3,537,349	$(3,747,186)	$-	$(209,150)
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	687,777	$688	800,000	$80,000	$3,597,721	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	2,000	2			19,398			19,400
Retirement of derivative liability					215,051			215,051
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(1,768,873)		(1,768,873)
Balance, September 30, 2019	689,777	690	800,000	80,000	4,339,751	(7,079,690)	(3,100)	(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	695	800,000	80,000	4,445,369	(7,785,356)	18,458	(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	874	815,750	81,750	4,762,600	(10,112,037)	38,458	(5,228,529)

Common stock issued for services	200,000	200			71,800		5,500	77,500
Common stock issued for convertible debt	8,970,724	8,972			1,104,987			1,113,958
Conversion of warrants	1,074,302	1,074,			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(11,870)	(1,1852)	7,969			10,000
Retirement of derivative liability					1,633,738			1,633,738
Adjusment				495	(495)			-
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	14,337	803,880	80,883	7,579,525	(11,049,945)	43,958	(3,331,242)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,970,255)	$(2,284,339)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	943,2900	170,565
Amortization of prepaid financing fees	-	100,000
Common stock issued for services	117,658	280,000
Common stock issued for officers’ and directors’ fees	-	107,000
Loss on issuance of convertible debt	1,532,579	719,493
Loss (Gain) on revaluation of derivative liability	129,048	(337,312)
Loss on extinguishment of debt	-	29,943
Loss on assignment of receivable	35,699	-
Loss on disposal of subsidiary		303,327
Preferred stock issued for financing fees	207,500	-
Loss on acquisition of subsidiaries		76,900
Financing fees	96,870
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(25,489)	5,705
Increase (decrease) in accrued interest	22,796	15,090
Increase (decrease) in deferred payroll	-	(14,536)
Increase (decrease) in accrued expense	375,000	186,833
Net cash used by operating activities	(535,304)	(641,333)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	193,000
Proceeds from convertible debt, net	747,278	468,500
Payment on convertible debt	(49,000)	-
Proceeds from note payable-related party	1,662	1,293
Proceeds from note payable	250,000	-
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(95,550)	-
Net cash provided by financing activities	914,241	662,793

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	378,938	21,460
Cash, beginning of period	14,700	1,900
Cash, end of period	$393,637	$23,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$-	$80,000
Common stock issued for prepaid financing fees	$-	$100,000
Preferred stock issued for acquisition of subsidiaries	$-	$80,000
Note payable issued for sale of subsidiary	$-	$2,000
Common stock issued for convertible debt	$1,113,958	$-
Derivative liabilities	$1,633,738	$-

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

On March 22, 2019 the Company entered into two separate Share Exchange Agreements pursuant to which it agreed to acquire 100% of the capital stock of two newly organized private entities, NuAxess 2, Inc., a Delaware corporation, and PR345, Inc., a Texas corporation n/k/a OpenAxess, Inc., in consideration for the issuance of 400,000 shares of Series C Preferred Stock, issued to the control shareholders of each of NuAxess and PR345, n/k/a OpenAxess and 400,000 shares of Series D Preferred Stock, issued to the minority, non-control shareholders of the two entities

The closing of the two Share Exchange Agreements occurred on April 16, 2019, at which date NuAxess and PR345 became wholly owned subsidiaries of the Company. In addition, on April 16, 2019, the Company sold 75% of its equity interests in the MMMM Mining Subsidiaries for $10, to Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed and controlled by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder, for the purpose of entering into the MBO Agreement and operating the Company’s formerly wholly-owned Mining Subsidiaries. In addition, Aurum assumed all of the liabilities of the MMMM Mining Subsidiaries. Reference is made to Recent Developments-Former MMMM Mining Subsidiaries under Note 3 – Former Mining Operations, and Note 6 – Share Exchange and Assignment Agreement, below.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $689,241 measured at fair value at June 30, 2020.

	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,741,209

Total				$1,741,209

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2020, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $11,049,945. The Company’s working capital deficit is $3,330,747.

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

The Company plans to fund the operations of its two wholly owned subsidiaries, NuAxess and PR345, by potential sales of its common stock and/or by issuing debt securities to institutional investors. However, there is no assurance that the Company will be able to achieve these objectives, therefore substantial doubt about its ability to continue as a going concern exists.

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

NOTE 3 – FORMER MINING OPERATIONS

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder, for the purpose of entering into the MBO Agreement. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum 75% of the shares of capital stock of the MMMM Mining Subsidiaries for cash consideration of $10 plus the assumption by Aurum of all liabilities of the MMMM Mining Subsidiaries. The Company retained a 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable reducing its equity interest from 25% to 19%. Other than its minority equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries.

NOTE 4 – EQUITY PURCHASE AGREEMENT

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), with Crown Bridge Partners, LLC, an institutional investor (“Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s common stock, $0.001 par value (the “Common Stock”), in an amount up to $5,000,000 (the “Equity Line”), subject to the Company filing a registration statement with the SEC to register the shares of Common Stock underlying the Equity Line, as follows: (i) 8,000,000 Put Shares to be issued to Crown Bridge upon purchase from the Company from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; and (ii) 1,428,571 shares of Common Stock to be issued by the Company to Crown Bridge as a commitment fee.

The Company does not intend to pursue the financing under the Equity Line with Crown Bridge and the registration statement registering the Put Shares and Commitment Shares is no longer current.

NOTE 5 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a Delaware corporation, and PR345, Inc. n/k/a OpenAxess, Inc., a Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and PR345 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “Series C and Series D Preferred”). Pursuant to the Certificates of Designation, as amended, applicable to the Series C and Series D Preferred, the holders of said shares are subject to beneficial ownership limitations which provide that none of the holders of Series C and Series D Preferred can exercise their conversion rights if, as a result of such conversions, a holder would own in excess of 4.99% of the Company’s outstanding shares. The Share Exchange Agreement transaction was valued at $80,000 and, as a result, a loss on acquisition in the amount of $76,900 was recorded

NOTE 6 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company for cash consideration of $10 plus the assumption by Aurum of all of the liabilities of the Mining Subsidiaries.. On the date of closing of the MBO Agreement, the Company made a payment of $100,000 to Aurum, which proceeds were to be used by Aurum to fund the operations of the MMMM Mining Subsidiaries. The MBO Agreement also required the Company to allocate a portion of the proceeds received by the Company under the Crown Bridge Equity Line, if any, to pay Aurum for the operations of the MMMM Mining Subsidiaries, among other terms and conditions. In connection with the MBO Agreement, Aurum assumed all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

NOTE 7 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to an institutional investor for the principal sum of $63,000, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note was convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price (as defined below), representing a discount rate of 42% Market Price” is defined as the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended June 30, 2020, this note was fully converted.

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

During the period ended June 30, 2020, this note was fully converted.

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

During the period ended March 31, 2020, the holder of the note elected to convert $25,000 in principal and $4,473 of accrued interest into 33,562 shares of common stock.

 During the period ended June 30, 2020, this note was fully converted.

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

 During the period ended June 30, 2020, This note was fully converted

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

During the period ended June 30, 2020, this note was fully converted.

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

During the period ended June 30, 2020, this note was fully converted.

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

During the period ended June 30, 2020, this note was fully converted.

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

During the period ended June 30, 2020, this note was fully converted

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

During the period ended June, 2020, the Company paid this note in full.

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

On or about June 4, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum, and a default interest amount of 18%, with a maturity date of June 4, 2021. The Company paid $2,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 42% of the lowest closing price for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3637 was $201,137 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $201,137 valuation of the conversion feature, $128,137 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On or about June 5, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $220,000, together with interest at the rate of 8% per annum, and a default interest amount of 18%, with a maturity date of June 5, 2021. The Company paid $30,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the of the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date, or $1.00.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.30314 was $479,972 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $479,972 valuation of the conversion feature, $289,972 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On or about June 8, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $44,000, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of June 10, 2021. The Company paid $6,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the of the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date, or $1.00.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.29498 was $67,600 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $67,600 valuation of the conversion feature, $29,600 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On or about June 10, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $44,000, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of June 10, 2021. The Company paid $6,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the of the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date, or $1.00.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3603 was $82,569 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $82,569 valuation of the conversion feature, $44,569 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

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

Preferred Stock

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

On March 9, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 20,750 shares of Series F Convertible Preferred Stock, par value $0.10. The shares were issued to an institutional investor.

On April 27, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 2,000,000 shares of 13% Series G Cumulative Redeemable Perpetual Preferred Stock, par value $0.10 and a stated value of $25 per share

On May 28, 2020, the Company’s Board of Directors approved the execution of consulting services agreements with six unrelated persons/entities, none of whom were affiliates of the Company, pursuant to which the Company agreed to the issuance of 11,500 shares of a Series M Convertible Preferred Stock. Each share of Series M Convertible Preferred Stock is convertible into 50 shares of Common Stock. There was a delay in the issuance of the shares of Series M Convertible Preferred Stock due to the change in the Company’s transfer agent. As of the date of this report, none of the shares of the new series of convertible preferred stock have been issued.

During the quarter ended June 30, 2020, 11,870 shares of Series F Convertible Preferred Stock was converted into 3,217,500 shares of common stock

Common Stock

On February 23, 2020, the Company implemented a 1 for 100 reverse stock split of its outstanding common stock (the “Reverse Split”).

During the three month period ended December 31, 2018, the Company issued 26,500 shares of common stock for cash of $119,000; 12,750 shares that were paid for but unissued as of September 30, 2018; 2,000 shares of common stock for services valued at $50,000; 1,100 shares for directors’ fees valued at $22,000; and 40,000 shares for settlement of accumulated officers’ fees valued at $80,000.

During the three-month period ended March 31, 2019, the Company issued 19,580 shares of common stock for cash of $74,000; 10,000 shares of common stock for services valued at $230,000; 2,000 shares for officers’ fees valued at $4,000 and 14,286 shares valued at $100,000 for prepaid financing fees.

Additionally, in 2016, former management of the Company negotiated a contract with M6 Limited, a stock promotion company, in which M6 would collectively receive an advanced payment of 43,000 shares of Company common stock for certain promotional services. M6 itself received 20,000 shares, an affiliated company, Maximum Harvest LLC, received 13,000 shares and an affiliate of M6, Hahn M. Nguyen, received 10,000. In 2018, current management determined that it was not in the best interest of the Company to pursue the services and therefore terminated the contract with M6. The 43,000 shares of common stock have been rescinded and returned.

On August 14, 2019, the Company approve for issuance 2,000 shares of stock valued at $19,400 for investor relations, they are disclosed on the balance sheet as shares to be issued.

During the three-month period ended December 31, 2019, the Company authorized for issuance 66,666 shares of common stock valued at $2,158 for investor relations, these are disclosed on the balance sheet as shares to be issued.

On December 5, 2019, the Company issued 7,819 shares of common stock for the conversion of principal of $7,000 and accrued interest of $460 at a conversion price of $0.009541.

During the three month period ended March 31, 2020, the Company issued 5,000 shares of stock for services and recorded an additional 5,000 shares as “to be issued” for a total value of $40,000; 130,094 shares of common stock for the conversion of principal of $68,287, accrued interest of $13,342 and financing fees of $1,750.

During the three month period ended June 30, 2020, the Company issued 8,970,724 shares of common stock for the conversion of convertible debt; 1,074,302 shares of common stock for conversion of warrants; 3,217,500 shares of common stock for conversion of 11,870 shares of Series F preferred shares and 200, 000 shares for services valued at $77,500

In addition, during the three-month period ended June 30, 2020, the Company approved the execution of consulting services agreements with six unrelated persons/entities, none of whom were affiliates of the Company. Pursuant to these agreements, the Company agreed to the issuance of 11,500 shares of a new series of convertible preferred stock, each share of which is convertible into 50 shares of Common Stock. As of the date of this report, none of the shares of the new series of convertible preferred stock have been issued.

The following warrants were outstanding at June 30, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	1,000,000	$0.05	December 2021
Warrants	500,000	$0.10	December 2021

Warrants	535,714	$0.07	July 2024
Warrants	3,870,753	$0.08	August 2024
Warrants	3,333,333	$0.02	December 2024
Warrants	8,054	$7.00	March 3, 2025

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at June 30, 2020 and September 30, 2019 was $10,515 and $9,727, respectively.

Also, during the year ended September 30, 2016, the Company through its previously wholly owned subsidiary, Nomadic Gold Mines, Inc., entered into a lease agreement with option to purchase with Ben Porterfield, a related party. See Note 3.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Net operating loss carryforwards	11,049,943	7,079,690
Deferred tax asset	2,653,697	1,819,944
Valuation allowance for deferred asset	(2,653,697)	(1,819,944)
Net deferred tax asset	-	-

At June 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards of approximately $10,071,514 and $7,079,690 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to June 30, 2020 was $833,753.

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

On or about July 1, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $173,500, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of June 29, 2021. A lump-sum interest payment for one year shall be immediately due on the issue date and will be added to the principal balance and payable on the maturity date or acceleration or prepayment. Principal payment will be made in six installments in the amount of $28,916.66 commencing one hundred and eighty days following the issued date. The Company paid $20,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right from time to time to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lower of the lesser of the lowest trading price during the previous five trading days, or the volume weighted average price during the five trading day period ending on the last complete trading day.

The conversion feature of the note represents an embedded derivative, which will be calculated when all factors are known.

On or about July 6, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of up to $150,000, together with interest at the rate of 10% per annum, and a default interest amount of 15%, with a maturity date of July 6, 2021. The Company paid $15,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right at any time to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the variable conversion price, which is the 60% of the lowest trading price during the previous twenty five day period ending on the last complete trading day prior to conversion.

The conversion feature of the note represents an embedded derivative, which will be calculated when all factors are known.

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

Effective in August 2020, the Company’s Board of Directors authorized a change in the transfer agent for the Company’s Common Stock and Preferred Stock from Pacific Stock Transfer Co. to Transfer Online, Inc., with offices located at 512 SE Salmon Street, Portland, OR 97214.

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

Change in Control Transactions

Reference is made to the Form 8-K filed by the Company on March 27, 2019, reporting that the Company entered into two separate Share Exchange Agreements dated March 22, 2019: (i) one with PR345, Inc. (“PR345”) n/k/a OpenAxess, Inc., a newly organized Texas corporation; and (ii) one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to these Agreements, the Company agreed to acquire the all of the capital stock of these two entities in exchange of the issuance of newly authorized shares of Series C and D Preferred Stock, par value $0.10 per share, to the shareholders of PR345/OpenAxess and NuAxess. The entry into the two Agreements was authorized and approved by the Company’s Board then in existence in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc. (the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik, the Company’s CEO and Chairman at the date of the Agreements (or an entity to be formed by him) to acquire for a nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries, with the Company retaining 25% of its capital stock.

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

During the three months and nine months ended June 30, 2020 the Company received $4,731,316 and $10,044,022, respectively in revenue principally from insurance premiums and we incurred $4,542,031 and $9,676,191 in expense directly related to this revenue. No such revenue was earned in the three-month and nine-month period ended March 31, 2019.

Expenses

Operating expenses for the three and nine month periods ended June 30, 2020 were $546,548 and $1,407,945 compared to $399,012 and $659,557 for the same period of the prior year, representing an increase of 18% and 103%.

The main components of general and administrative expenses for the three and nine month period ended June 30, 2020 consisted of approximately $363,527 and $755,647 in consulting fees, $65,466 and $260,862 in insurance expense and During the prior year for the three and nine month-periods, the Company’s consulting fees were $118,384 and $118,834, insurance expense was $0 and$0.

Working Capital

The Company’s and net loss for the three and nine month-periods ended June 30, 2020 was $937,908 and $3,970,255 a 123% decrease and 450% increase over the net loss of $419,909 and $720,708 at June 30, 2019. The change in net loss is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and acquisition and disposal of subsidiaries and also to an increase in general and administrative expenses as a result of the change in business focus.

During the three and nine-months ended June 30, 2020, our principal sources of liquidity included cash received from convertible notes payable, notes payable and assignment of future receivables. During the three and nine-months ended June 30, 2019 our principal source of liquidity included proceeds from sales of our common stock and proceeds from convertible debt. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $535,304 and $559,140 for the nine-months ending June 30, 2020 and 2019, respectively. Net cash provided by financing activities totaled $914,241 and $179,000 for the nine-month periods ending June 30, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing and assignment of future receivables in 2020 as compared to 2019. The cash increased to $393,637 at June 30, 2020 from $14,700 at September 30, 2019.

As reflected in our accompanying financial statements, other than approximately $339,000 and $733,000 received from the issuance of convertible notes and assignment of receivables during the three and nine month period ended June, 2020, we have limited cash, negative working capital, no revenues and an accumulated deficit of $11,049,945 and $7,079,690 for the nine month period ending June 30, 2020 and year ended September 30, 2019, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $165,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of June 30, 2020, we have contractual obligations relating to debt or anticipated debt, as follows:

The Company, while operating as Mineral Mountain Mining & Milling Company, entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), with Crown Bridge Partners, LLC (the “Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s Common Stock, $0.001 par value (the “Common Stock”), in an amount up to Five Million ($5,000,000.00) Dollars (the “Equity Line”). In connection with the transactions contemplated by the Equity Purchase Agreement, the Company was required to register with the SEC shares of Common Stock underlying the Crown Bridge Agreement, as follows: (1) 8,000,000 Put Shares to be issued to the Investors upon purchase from the Company by the Investors from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; (2) 1,428,571 shares of Common Stock to be issued by the Company to the Investors as a commitment fee pursuant to the Equity Purchase Agreement.

The Company filed a registration statement which was declared effective by the SEC on Marcy 8, 2019. However, the Company has determined not to pursue the funding from Crown Bridge under the Equity Line.

The following is a listing of the convertible debt principal amounts outstanding at June 30, 2020.

Adar Alef LLC	57,750
AES	44,000
Arin	44,000
Auctus Fund LLC	112,750
Harbor Gates Capital, LLC	220,000
Jefferson Street Capital, LLC	66,000
JSJ Investments	75,000
KinerjaPay Corp	96,816
KinerjaPay Corp	94,000
KinerjaPay Corp	50,000
LG Capital Funding, LLC	115,000
Sunshine Equity Partners LLC	50,000

Total	$1,017,566

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company received letter notice dated February 14, 2020 from counsel to Sheldon Karasik, a former CEO, Chairman and a principal shareholder, stating that their belief that the Company owes additional monies to Mr. Karasik or Aurum LLC, and, as a result, the Company should renegotiate certain terms in the Share Exchange and Assignment Agreement dated April 16, 2019, attached as Exhibit 99.4 to the Company’s Form 8-K filed with the SEC on April 24, 2019, in connection with a change in control transaction (the “MBO Agreement”). Pursuant to the MBO Agreement with Mr. Karasik, the Company transferred and assigned 75% of the Company’s former Mining Subsidiaries to Aurum LLC, a newly formed entity controlled by Mr. Karasik, for $10 plus the assumption by Aurum of the liabilities of the Company’s former wholly owned Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and Aurum and, indeed, has affirmative defenses in connection with any such claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik.

In mid-July 2020, the Company was served with a summons and complaint by Aurum in a proceeding brought in New York Supreme Court, County of New York (the “Aurum Proceeding”), seeking specific performance of the provisions of the MBO Agreement. The Company answered the complaint in a timely manner asserting counterclaims and affirmative defenses against Aurum and its principal, Sheldon Karasik. The Company believes that it has meritorious defenses to any claims made in the Aurum Proceeding and, indeed, has affirmative defenses in connection with all claims. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik and/or Aurum, whether or not Mr. Karasik and Aurum prevail.

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

Mineral Mountain Mining & Milling Company

Dated: August 28, 2020	By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

