Form 10-Q/A
period 2020-06-30
Quad M Solutions, Inc.
filed 2020-08-31
CIK 66600

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

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2018	604,362	$604		$	$2,812,432	$(3,026,479)	$55,000	$(158,442)
Common stock issued for cash	39,250	39			173,961		(55,000)	119,000
Common stock issued for services	2,000	2			49,998			50,000
Common stock issued for directors’ fees	1,100	1			21,999			22,000
Common stock issued for officers’ fees	40,000	40			79,960			80,000
Rescinded shares	(43,000)	(43)			43			-
Net income for period ending December 31, 2018						(300,798)		(300,798)
Balance, December 31, 2018 (unaudited)	643,712	$644		$	$3,138,393	$(3,327,277)	$-	$(188,240)
Common stock issued for cash	17,580	18			63,982			64,000
Common stock issued for services	10,000	10			229,990			230,000
Common stock issued for officers’ fees	2,200	2			4,998			5,000
Common stock issued for financing fees asset	14,286	14			99,986			100,000
Net income for period ending March 31, 2019						(419,909)		(419,909)
Balance, March 31, 2019 (unaudited)	687,777	$688	-	$-	$3,537,349	$(3,747,186)	$-	$(209,150)
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liability					60,372			60,372
Subscription receivable							(3,100)	(3,100)
Net income for period ending June 30, 2019						(1,563,631)		(1,563,631)
Balance, June 30, 2019 (unaudited)	687,777	$688	800,000	$80,000	$3,597,721	$(5,310,817)	$(3,100)	$(1,635,509)

Common stock issued for services	2,000	2			19,398			19,400
Retirement of derivative liability					215,051			215,051
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019						(1,768,873)		(1,768,873)
Balance, September 30, 2019	689,777	690	800,000	80,000	4,339,751	(7,079,690)	(3,100)	(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	695	800,000	80,000	4,445,369	(7,785,356)	18,458	(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	874	815,750	81,575	4,762,600	(10,112,037)	38,458	(5,228,529)

Common stock issued for services	200,000	200			66,300		5,500	72,000
Common stock issued for convertible debt	8,970,724	8,972			739,396			748,367
Conversion of warrants	1,074,302	1,074			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(6,920)	(692)	7,474			10,000
Retirement of derivative liability					1,799,899			1,799,899
Preferred stock issued for financing fees					205,425			205,425
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	14,338	808,830	80,883	7,580,020	(11,049,945)	43,958	(3,330,747)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.
(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	June 30,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,970,255)	$(2,284,339)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	960,267	170,565
Amortization of prepaid financing fees	-	100,000
Common stock issued for services	114,158	280,000
Common stock issued for officers’ and directors’ fees	-	107,000
Loss on issuance of convertible debt	1,532,579	719,493
Loss (Gain) on revaluation of derivative liability	(129,048)	(337,312)
Loss on extinguishment of debt	-	29,943
Loss on assignment of receivable	35,699	-
Loss on disposal of subsidiary		303,327
Preferred stock issued for financing fees	207,500	-
Loss on acquisition of subsidiaries		76,900
Financing fees	354,500
Changes in assets and liabilities:
Increase (decrease) in accounts payable	(25,490)	5,705
Increase (decrease) in accrued interest	31,912	15,090
Increase (decrease) in deferred payroll	-	(14,536)
Increase (decrease) in accrued expense	375,000	186,833
Net cash used by operating activities	(513,178)	(641,333)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	193,000
Proceeds from convertible debt, net	725,152	468,500
Payment on convertible debt	(49,000)	-
Proceeds from note payable-related party	1,662	1,293
Proceeds from note payable	250,000	-
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(95,550)	-
Net cash provided by financing activities	892,115	662,793

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	378,937	21,460
Cash, beginning of period	14,700	1,900
Cash, end of period	$393,637	$23,360

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Common stock issued for deferred payroll	$-	$80,000
Common stock issued for prepaid financing fees	$-	$100,000
Preferred stock issued for acquisition of subsidiaries	$-	$80,000
Note payable issued for sale of subsidiary	$-	$2,000
Common stock issued for convertible debt	$1,015,792	$-
Derivative liabilities	$1,799,899	$-

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended June 30, 2020 and September 30, 2019 are as follows:

	June 30, 2020	September 30, 2019
Net operating loss carryforwards	11,049,945	7,079,690
Deferred tax asset	2,653,697	1,819,944
Valuation allowance for deferred asset	(2,653,697)	(1,819,944)
Net deferred tax asset	-	-

At June 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards of approximately $11,049,945 and $7,079,690 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to June 30, 2020 was $833,753.

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

During the three and nine-months ended June 30, 2020, our principal sources of liquidity included cash received from convertible notes payable, notes payable and assignment of future receivables. During the three and nine-months ended June 30, 2019 our principal source of liquidity included proceeds from sales of our common stock and proceeds from convertible debt. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $513,178 and $559,140 for the nine-months ending June 30, 2020 and 2019, respectively. Net cash provided by financing activities totaled $892,115 and $179,000 for the nine-month periods ending June 30, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing and assignment of future receivables in 2020 as compared to 2019. The cash increased to $393,637 at June 30, 2020 from $14,700 at September 30, 2019.

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

