Form 10-K
period 2020-09-30
Quad M Solutions, Inc.
filed 2021-01-12
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [     ] to [     ]

Commission file number 1-03319

Quad M Solutions, Inc
(Exact Name of Registrant as Specified in Its Charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Quad M Solutions, Inc

115 River Road, Suite 151

Edgewater, New Jersey 07020

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

The registrant had 20,121,010 shares of Common Stock outstanding on September 30, 2020. The aggregate market value of the 721,164 shares of Common Stock held by non-affiliated shareholders of the Registrant on March 31, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $685,100 based on a $0.95 average bid and asked price on such date.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: 36,982,141 shares of common stock as of January 8, 2021.

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

ITEM 1. BUSINESS

You should read this entire Annual Report carefully, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this Annual Report, before making an investment decision. The Company was engaged in mining operations from its formation in 1932 through the divestiture of 81% of its former mining subsidiaries, as discussed under “Company Information-Discontinued Mining Operations” below. As a result, the disclosure contained in this Annual Report on Form 10-K has focused its disclosure on its new business operations rather than the former mining operations. As discussed more fully below, in April 2019, the Company, then known as Mineral Mountain Mining & Milling Company, at the direction of its former management, entered into a change in control transaction and, in connection therewith, the Company divested substantially all of its equity interest in its former mining subsidiaries and 100% of its control of the Company’s former mining subsidiaries and operations to an entity formed by the Company’s former CEO and Chairman for nominal consideration. The Company’s former mining subsidiaries had never generated any material revenues.

Before the end of the fiscal year ended September 30, 2019, the Company changed its name from Mineral Mountain Mining & Milling Company to Quad M Solutions, Inc. and through its new operating subsidiaries began implementation of its business plan of providing a full spectrum of benefit and insurance consulting services, principally to smaller and mid-sized employer. Since the end of its 2019 fiscal year, the Company has been engaged in the staffing business offering small group self-insured healthcare plans and employee-owned health savings accounts principally to its target market of small and mid-sized employers and the growing gig economy.

During the three and nine-month periods ended June 30, 2020, the Company reported revenues of $4.73 million and $10.05 million, respectively, compared to no revenues for the same three and nine-month periods of the prior fiscal year. During the year-ended September 30, 2020, the Company generated revenues of 17,378,502 compare to $0 revenues for the same period of the prior year. As a result, the Company’s disclosure of the Company’s fiscal year-ended September 30, 2020 and the year-ended September 30, 2019 are not comparable in any respect whatsoever. Reference is made to the disclosure under the subcaptions “Company Information-Background; Change in Control,” “New Business Developments” and “Discontinued Mining Operations” under Item 1-Business, “Risk Factors” in Item 1A, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Item 8, “Financial Statements And Supplementary Data” and the “Notes to Consolidated Financial Statements” thereunder.

Company Information-Background; Change in Control

Quad M Solutions, Inc. (hereinafter “Quad M”, the “Company” or “We”) was incorporated under the laws of the State of Idaho on August 4, 1932 as Mineral Mountain Mining & Milling Company. On March 22, 2019, the Company’s former board of directors, consisting of Sheldon Karasik, Michael Miller and Felix Keller, and its sole executive officer, Sheldon Karasik, determined to diversify its business away its historic mining operations (the “MMMM Mining Operations”). In connection with the planned diversification, the Company entered into two Share Exchange Agreements (“SEA’s”) with unaffiliated third-parties: (i) PR345, Inc., a newly organized Texas corporation (“PR345”); and (ii) NuAxess 2, Inc., a newly organized Delaware corporation (“NuAxess”). Pursuant to the SEA’s, which were filed as Exhibits 2.1 and 2.2 to the Company’s March 27, 2019 Form 8-K, the Company agreed: (i) to acquire all of the capital stock of P345 and NuAxess; (ii) at the closing (as defined below) to the appointment of Pat Dileo, Carl Dorvil and Derrick Chambers as new members of the Board; and (iii) the issuance of shares of newly authorized preferred stock, par value $0.10 (“Preferred Stock”) to the owners of PR345 and NuAxess, among other commitments and obligations, as discussed more fully below.

In connection with the April 16, 2019 closing of the SEA’s (the “Closing”), PR345 and NuAxess became wholly-owned subsidiaries of the Company in exchange for the issuance of 400,000 shares of newly designated Series C Convertible Preferred Stock (the “Series C Shares”) as follows: (i) 200,000 Series C Shares to Sunlight Financial, LLC (“Sunlight”), a Texas limited liability company and the 75% control shareholder of PR345; and (ii) 200,000 Series C Shares to IDH Holdings 2, Inc. (“IDH Holdings”), a Delaware corporation and the 75% control shareholder of NuAxess. In addition, the Company also issued the minority shareholders of PR345 and NuAxess 400,000 shares of newly designated Series D Convertible Preferred Stock (the “Series D Shares”) as follows: (i) 200,000 Series D Shares to Draper, Inc (“Draper”), a Nevada corporation: and (ii) 200,000 Series D Shares to Carriage House, Inc (“Carriage House”), a Delaware corporation, in exchange for their respective 12.5% equity interests in NuAxess and PR345. The shares of Series C and Series D Preferred Stock represented 92.5% of the outstanding capital stock of the Company at the date of Closing and the holders of the Company’s outstanding common stock par value $0.001 (the “Common Stock”) at the Closing retained 7.5% of the issued and outstanding capital stock of the Company.

Reference is made to the Company’s Form 8-K filed with the SEC on April 24, 2019 and to Exhibit 99.4 thereto, with respect to the Share Purchase and Assignment Agreement (referred to as the “MBO Agreement”), discussed more fully below. In connection with the Closing of the SEA’s on April 16, 2019, the Company and an entity controlled by Sheldon Karasik, the former CEO and Chairman, executed a Share Purchase and Assignment Agreement, filed as Exhibit 99.4 to the Company’s Form 8-K filed on April 24, 2019 (the “MBO Agreement”). Pursuant to the MBO Agreement: (i) Sheldon Karasik assigned to Pat Dileo, the Company’s newly appointed CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), which Super Voting Shares are entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis; (ii) the Company’s new Board paid $100,000 to Aurum, LLC, a newly organized private Nevada corporation (“Aurum”) formed and controlled by Mr. Karasik, which monies were required to be utilized by Aurum for funding the Company’s former MMMM Mining Subsidiaries [reference is made to Section 1.04(e) of the MBO Agreement]; and (iii) for nominal consideration of $10 paid to the Company by Aurum, the Company transferred and assigned to Aurum 75% of the capital stock and 100% control of the operations of the MMMM Mining Subsidiaries. See the discussion under “Discontinued Mining Operations” below.

Following the divestiture of the MMMM Mining Subsidiaries, the Company filed a Definitive Information Statement on Schedule 14C on May 13, 2019, to: (i) increase its authorized shares of common stock, par value $0.001 (“Common Stock”) from 100,000,000 shares of Common Stock to 900,000,000 shares of Common Stock (“Authorized Share Increase”); and (ii) change its name from Mineral Mountain Mining & Milling Company to Quad M Solutions, Inc. (“Name Change”). On June 7, 2019, the Company filed Articles of Amendment with the State of Idaho to implement the Authorized Share Increase and Name Change.

The purpose of the Authorized Share Increase was based on the belief of the Company’s Board of Directors was to have additional shares available for issuance for such corporate purposes including, without limitation: (i) shares issuable on conversion of debt; (ii) issuances in connection with investment and acquisition opportunities; (iii) future capital raises involving equity securities; and (iv) other corporate purposes.

The purpose of the Name Change was to reflect the fact that the Company was no longer engaged in any mining operations and to reflect the Company’s new operations of PR345 and NuAxess, as follows: (i) PR345 was formed to provide staffing services to a variety of industries as well as back office services including accounting, payroll and a full complement of HR benefits; (ii) NuAxess was formed to serve as a full service financial, employee benefit and insurance consulting company providing health plans and comprehensive benefits to employees of small and medium size businesses. Reference is made to the disclosure under “New Business Development” below.

The Company’s principal executive offices are located at 115 River Road, Suite 151, Edgewater, New Jersey 07020, and our telephone number is: (732) 423-5520. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our Common Stock is traded under the symbol “MMMM.” On January 8, 2021 the closing sale price of the Common Stock on the OTC was $0.39 per share.

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

Discontinued Mining Operations

As disclosed under “Company Information-Background; Change in Control” above and the Company’s Form 8-K filed on April 24, 2019, effective on April 16, 2019, the Company entered into an agreement with Aurum, LLC, an entity formed and controlled by the Company’s former Chairman, CEO and control shareholder, Sheldon Karasik and former management of the MMMM Mining Subsidiaries, pursuant to which the Company sold, transferred and assigned to Aurum a number of shares equal to 75% of the shares of capital stock of the MMMM Mining Subsidiaries in consideration for the payment by Aurum of $10 and the assumption of the liabilities of the mining subsidiaries, with the Company initially retaining 25% of the capital stock of the MMMM Mining Subsidiaries but granting Aurum 100% of the operating control of the former MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company sold, transferred and assigned to an unaffiliated third party 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for $1,000, evidenced by a promissory note initially due on September 30, 2020, which maturity date has been extended to June 30, 2021. As a result, at September 30, 2020, the Company owned 19% of the former MMMM Mining Subsidiaries and deems the former mining operations to be discontinued.

New Business Developments

The Company, serving as a holding company, conducts its business through its four operating subsidiaries: (i) NuAxess 2, Inc.; (ii) PR345, Inc., n/k/a OpenAxess, Inc.; PrimeAxess, Inc., a 51% owned subsidiary with the minority interest owned by Infiniti HR, Inc.; and (iv) PrimeAxess 2, Inc., a 51% owned subsidiary with the minority interest owned by Infiniti HR, Inc.

NuAxess is engaged in providing a full spectrum of consulting and staffing business services related to employee benefits, insurance, and financial services, principally to smaller and mid-sized employers. The Company and its subsidiaries are offering innovative alternatives to legacy companies that have dominated the benefit, financial and insurance landscape for decades. Through various means and using technology that promotes providing employees and their dependents with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services. The Company has entered into third-party agreements with select strategic partners to provide comprehensive programs administered through its contracted vendor relationships. The Company offers its programs via platforms that include technology innovations and sponsoring affordable major medical health insurance plans and other employee benefit products and services. The NuAxess Smart Healthcare Plan (NSP) is a proprietary self-insured health plan that is an ERISA-qualified plan, and includes wellness and prevention programs and employee health saving accounts, among other features. The NSP promotes complete transparency of provider costs and claims data with shared savings programs, as well. The Company’s primary markets are small and mid-size group employers, sometimes referred to as the ‘gig’ economy.

Through its employer of record (EOR) staffing companies and its use of contracted professional employer organization (PEO) services and its proprietary health saving account administration, the Company can provide employers and their employees with invaluable aggregated HIPAA aggregated compliant data that can be used to analyze and evaluate healthcare services used to support the Company’s medical reinsurance stop-loss risk taking business via captive reinsurance companies. The Company’s services are designed to support a transparent, single administrative program that is comprehensive and easy to manage by employers, and employees encompassing comprehensive human resources (HR) and even payroll services that includes workers’ compensation insurance, risk and compliance controls, medical stop loss reinsurance, health savings account administration, financial services, real-time employee healthcare support, Cafeteria 125 IRC Section 105 and 106 programs, and employee and employer retirement benefit programs mostly through the use of employee owned health saving accounts (HSA). The NuAxess Smart Healthcare plan embraces the national effort to provide mental health parity in major medical comprehensive health insurance coverages and, for example, through the use of its tele-mental behavioral health programs, we believe that many new and innovative methods are now available and will be developed to better treat opioid addiction, PTSD, suicide prevention, and increase adherence to mental health treatment protocols as well as lessen the percentage of patient appointment no-shows all producing better outcomes for patients. Many experts say this has become a critical area since the government mandated COVID-19 shut-downs and pandemic related job losses has occurred.

OpenAxess f/k/a PR 345, Inc. is a staffing business that developed its competitive partially self-insured major medical plans to offer employees for their comprehensive medical insurance benefits replacing fully insured medical plans. OpenAxess utilizes the Cigna network of providers, a medical stop-loss coverage plans from a A.M.Best rated insurance carrier and can utilize PEO services when required. OpenAxess has been providing benefits to employees for several years and has been developing proprietary technology to support its members. Through OpenAxess successful self-funded plan program that are ERISA based, the Company was able to further develop its other subsidiary NuAxess 2, Inc.’s proprietary NuAxess Smart Healthcare Plan (NSP) and it resulted in NuAxess joint venturing with a national PEO company called Infiniti HR, Inc. in 2019. The joint venture companies are called PrimeAxess, Inc., and PrimeAxess 2, Inc. and they will primarily promote the use of NuAxess Smart Healthcare Plan and HSA for Infiniti HR clients both old and new. NuAxess Smart Healthcare Plans can be also be used for larger employee groups that wish to be the plan administrator under a single employer trust. PrimeAxess can be also be used as a staffing company should the joint venture decide to promote it as such.

Termination of iCan Acquisition

On January 8, 2021, the Company received and accepted a notice of termination, by mutual agreement, of its acquisition of the iCan Benefit Group, LLC and iCan Holdings, LLC (collectively referred to as “iCan). The mutually agreed termination was the result of: (i) extensive due diligence efforts, including the Company auditing the financial statements of iCan Holdings, LLC and iCan Benefits Group, LLC and subsidiaries; (ii) the refusal by iCan creditors to accept in satisfaction of iCan’s debt the Company’s issuance of 1 million shares of newly authorized 7% Redeemable Preferred Stock having a stated value of $12.50 per share to iCan’s creditors; and (iii) the action by iCan’s creditors on December 31, 2020 under its agreement with iCan not to extend deadlines imposed on iCan to repay iCan’s debt which was originally due on September 29, 2020.

Following the filing by the Company of this Annual Report on Form 10-K with the SEC for its fiscal year-ended September 30, 2020, the Company plans to pursue efforts to raise capital of up to $20 million or more through the issuance of equity and/or debt instruments pursuant to ongoing negotiations with various interested lenders and investors, which funding, if successful, will permit the Company to potentially seek ways to work with iCan and/or pursue other business opportunities and possibly even renewing negotiations of the iCan acquisition or joint venture with iCan, of which there can be no assurance.

Background of iCan Acquisition:

On August 12, 2020, the Company issued a release reporting that it had entered into a letter of intent to acquire iCan Benefit Group, a provider of improved individual, employer, and employee benefits and affordable insurance and benefit options. The release further reported the Company’s belief that iCan: (i) has created a tremendous technology and management team platform that assists individuals and small employers with information and tools to make smarter decisions regarding clients with insurance and benefits, and at affordable prices; (ii) services help simplify the process for members of obtaining needed health and benefit coverage through a system of hands on support and technology; (iii) makes a great strategic fit that bolsters the Company’s strategy of providing our proprietary NuAxess Smart Plan with its HSA, and monetizes the emerging gig economy workers that will drive tremendous profitability; and (iv) can bring the potential to monetize this vast community iCan built and assembled with nearly 900,000 insurance policies initiated since inception and fast-approaching one million.

On October 8, 2020, the Company issued a release reporting the closing of its acquisition of the iCan Benefit Group, LLC in an all-stock transaction by agreeing to issue the principal of iCan shares of the Company’s Common Stock as of August 27, 2020 equal to 4% of the then total outstanding shares of the Company in exchange for 100% of iCan Benefit membership units. In connection with the closing, the Company agreed to issue 1,000,000 of its 7% Redeemable Preferred stock shares to iCan’s debtholders.

In the Company’s October 8, 2020 release, the Company reported that: (i) iCan has historically generated over $4.5 million of annual premium cashflows (Adjusted EBITDA); (ii) during the annual open enrollment period for employers through January 1, 2021, the Company expected to increase the number of employees it staffs from approximately 600 to 1,000 employees; (iii) the average premium revenue generated from staffing all its employees was estimated to generate approximately $1,000,000 per month with adjusted monthly EBITDA of approximately $200,000 per month, representing annual EBITDA of approximately $2.4 million; and (iv) by closing the acquisition of iCan and adding its adjusted EBITDA to the Company’s cashflows, the Company reasonably expected an annual EBITDA of approximately $7 million. The Company also disclosed that after deduction of the 7% dividends on the newly authorized 7% Redeemable Preferred Stock equal to $875,000 annually, until such Preferred Stock is redeemed, the adjusted EBITDA was estimated to exceed $6 million (unless the Company exercised its redemption right).

Our Business Strategy

The Company, through its subsidiaries and joint venture partners, believes that existing market conditions and the lack of sufficient affordable major medical comprehensive health insurance products and services for small and mid-sized employers and the growing number of participants in the gig-economy should enable the Company to successfully market its health insurance related products and services and a variety of third-party products and services to employers, employees and disparate classes of workers who are classified as small group and today many describe as the growing ‘gig’ economy essential workers. The primary emphasis of the Company is to provide support using state of the art technology to employers and employees to facilitate access and achieve a sustainable way to provide their employees a quality comprehensive major medical health insurance programs and services that complies with local, state, and federal regulations. Using Employee Retirement Income Security Act of 1974 (ERISA), a U.S. federal statute that protects the retirement assets of Americans by establishing rules to prevent fiduciaries from misuse of plan assets, and through partially self-funded/level funded health insurance plans, small employers, that historically have not used or been able to use traditional health insurance plans from the status quo legacy carriers can actually benefit from self-insurance, as large group employers have benefitted for decades.

It is widely recognized that 80% or more of small group employers, because of an historic lack of alternatives, still must use traditional fully-insured health insurance plans issued by the legacy carriers despite the higher premium costs that have nearly doubled since 2010, during which time plan benefits were reduced and deductibles, copays, coinsurance rose. Conversely, more than 90% of large group employers use ERISA qualified health plans and not fully insured legacy carrier health plans. Despite the small group employer market needs and the size of this market in annual premiums paid, which is estimated at $377 billion annually and comprises approximately 60 million workers and growing. The small group employer market is not adequately equipped either financially or through its management’s lack of experience, to properly use and exploit existing ERISA health plans notwithstanding their acknowledged needs, in part because of the complexities in compliance with applicable rules, regulations and laws. We also believe that to implement many of these self-insured ERISA programs, our target market lacks staffing and experience in utilizing new technology platforms that typically require highly trained personnel to effectively implement and operate the actual tasks involved to administer these self-insured health plans.

As a result, the Company has developed and, since the beginning of the second fiscal quarter of 2020 has been operating its business plan providing its growing target market with a full range of affordable major medical healthcare plans, technology, financial, and insurance related services. While there can be no assurance of our continued ability to successfully enroll in a timely fashion a sufficient percentage of our target market and begin to generate profitable sustainable operations by providing full-service insurance and benefit solutions with the quality necessary to maintain health benefits and insurance for its employees while minimizing financial risk associated with catastrophic medical claims, except through the use of medical stop loss reinsurance policies offered by A.M. Best rated carriers. It is generally recognized that small group employers do not have the financial capabilities to fund catastrophic liability risks so their use of medical stop-loss reinsurance is mandatory.

The medical stop-loss reinsurance business is a complex global industry and, at its most basic level, is simply liability catastrophic insurance rather than medical insurance. The Company through its third-party strategic joint venture partners, e.g., Third Party Administrators ( TPA), Plan Benefit Administrators ( PBA), technology developers, provider services, financial institutions, Infiniti HR, Inc .a national professional employer organization (PEO) and others, have developed a comprehensive benefits and self-insurance system and possesses the experience and skills necessary to medically underwrite employee lives, pay medical claims, and place medical stop-loss reinsurance coverages for its ERISA compliant health plans developed specifically for the small group employer market and gig economy. The medical health insurance plans covering these workers are classified as comprehensive major medical health insurance plans with reinsurance stop-loss coverage to safeguard against catastrophic losses when they occur. The Company’s management has determined not to implement as part of its services nor recommend the use of short-term medical plans, indemnity plans, and minimum essential coverage (MEC) plans as alternatives nor as solutions for small employers to give up using major medical comprehensive insurance plans because using other alternatives than major medical plans: (i) short-term medical plans, indemnity plans, and minimum essential coverage plans requires small employers and their employees to bear the risk should a catastrophic risk occur; and (ii) these plans are typically financially capped benefit policies that will not pay above the cap amount. The single main reason for bankruptcy filings in the United States is the result of indebtedness resulting from health and medical claims/charged regardless of whether the bankruptcy filer had some form of health insurance coverage or none.

It is important to note that over the past decade many small group employers and employees, in addition to purchasing health insurance from legacy carriers Blue Cross, Aetna, Anthem, Cigna, United Health, and other regional fully insured carriers (often referred to collectively as “BUCA”), are also deciding to purchase additional health coverages that are indemnity plans and not comprehensive major medical plans. These plans generally pay benefits the BUCA plans don’t or won’t cover, e.g., hospitalization, accident, and critical illness plans, dental and vision plans and all are NOT comprehensive major medical health insurance plans, but rather they only cover defined medical event costs associated with ever increasing high deductible medical plan limits that major medical plan coverages impose. Indemnity plans are being marketed to many that use the Affordable Care Act plans AKA ObamaCare plans.

The Company believes that by being able to provide comprehensive major medical health insurance program solutions for the small group employer market from one source, such as the Company, is a benefit offered by the Company to its target market which, the Company believes, will positively respond for its services. The main reasons for the Company’s belief in its ability to penetrate this target market is the fact that historically, more than 80% of small group employers have been forced to use non-competitive high cost traditional major medical health plans at unsustainable high premium rate costs with ever-increasing member high deductible limits, that uses coinsurance, copays, and often provide less benefit coverages, especially mental health and Rx/drug formularies and limited provider networks. Our strategy has been to develop and provide transparency to health insurance benefits that includes: (i) a consumer driven health care model with value-based health plans that share financial rewards with our members and their providers; (ii) use prevention and wellness programs that complement our major medical health plans and use when possible using pre-tax dollars to pay for these services; (iii) provide tax free funding directly, indirectly and even through third parties to each employees qualified high deductible health plans health saving accounts (HSA), and ( iv) an open access provider network without punitive use of out of network providers. The Company’s focus and primary emphasis is to assist the small group employer market fund employee HSA which, despite considerable tax advantages and benefits to employers and employees have since their inception in 2004 by the US Congress been largely ignored by the BUCA’s. HSA have not been well funded despite more that 50 million employees owning HSA qualified health plans. Annual HSA contribution limits in 2019 were set at $3,500 for single employee plans and $7,000 for a family plan. Presently, legislation before the U.S. House of Representatives, if and when Congress brings to the floor and then requires U.S. Senate passage, of which there can be no assurance notwithstanding the change in Administration, proposes to double the annual contribution limits bringing HSA closer in line with 401-K annual contribution limits.

The Company has implemented several new sales and marketing programs to directly reach the small group employer market largely through its use of third-party staffing and support staffing companies. At the same time, the Company is furthering its plan to build and operate its own staffing business, which the Company estimates could take up to a year to implement at a cost expected to exceed several million dollars or more. As BUCA health insurance premium costs have risen substantially over the past decade and deemed unsustainable for small group employers, there is increased interest in supporting the known but misunderstood self-insurance major medical health benefits for the small group employer market making the Company’s timing to go to market very timely.

In order to successfully compete with the BUCAs, of which there can be no assurance, the Company benefit plans offering self-insured health plans and enhanced member support and customer service through strategic partnerships with innovative technology platforms that incorporate products and services under a single administrative team. It is our belief despite being relatively undercapitalized during the fiscal year-ended September 30, 2020, the six month March 31, 2020 and nine-month periods ended June 30, 2020 generated revenues of approximately $4.9 million and $10 million, respectively, albeit not yet experiencing positive cash-flow from operations due principally to losses on issuance of convertible debt, developing technology and expanding sales. . The key elements based upon management’s experience, in determining which sales channels and markets to pursue are dependent on our continued ability to contract with third party vendors that provide our products and services and will commit resources in offering our products and services to their clients. The Company has already commenced sales and is continuing to pursue known targeted small group employer markets in the States of Texas, Florida, and many southern states whose laws and regulations favor our business strategy of competing with the established legacy carriers Blue Cross, Aetna, Anthem, Cigna and United Health (BUCAs), and other regional fully insured health insurance carriers.

The Company has targeted rural communities in those same states which must rely, to a large extent, on rural hospitals to attract and maintain economic growth which are having difficulties operating and where some hospitals have been and/or are planned to be closed. The Company plans to create, in conjunction with rural hospitals, ‘community health exchanges’ whereby the hospitals contract with the Company to provide benefit and insurance services through its establish its staffing alternatives. Through the Company staffing it becomes the employer of record and staffs local employees and provide all their necessary employee services including major medical health insurance, payroll, HR, and financial programs.

We believe, but cannot be assured, that a substantial opportunity to sell and brand our services with rural hospitals should help to keep rural hospitals from closing. The Company is developing an Account Receivable (A/R) funding program for rural hospital where it can purchase BUCA and CMS claims receivables. The Company has had preliminary discussions with several funding sources interested in an A/R program since these medical receivables are deemed investment grade paper. Unless a suitable funding source can be found and contracted the A/R program cannot become reality as the Company doesn’t have adequate financial resources itself.

The Company believes that there exists a critical need for small business employers to be able to offer quality and sustainable employee benefits, especially with millennials, principally as a result of the fact that the federal government has not produced effective and affordable new health insurance programs for America’s small businesses. Since the 2008 financial crisis, small businesses have also been adversely affected by the fact that the banking institutions and particularly the large banks have not been providing small business employers with access to capital and credit markets. We believe that this lack of reliable credit and access to capital resources has resulted in the inability of small businesses to innovate and grow, which we believe is essential for small businesses to grow at a time that the American economy to continues to show signs of strength. Without access to adequate debt and/or equity capital, it is widely understood that small businesses have had to rely on their cash flow to manage their largest expenses which specifically include payroll, taxes and employee benefits, the latter of which has become increasingly unsustainable. The Company’s objective is to provide and facilitate the availability to small businesses of employee benefits and health insurance at manageable costs to reduce the unsustainable annual increases.

Despite the fact that in many states existing insurance and labor laws and regulations are more than adequate to support small group employers to self-insure their benefit and health insurance programs, the fact remains that the virtual monopoly of the large and established legacy carriers’ monopoly has had the effect of stifling alternative insurance and employee benefit solutions. The Company’s management believes that its innovative small employer benefits, self-insurance, and financial services programs are now market ready and provide substantial advantages not offered by established major insurance carriers and employee benefits managers that are not focusing on the small group employer/business market and gig economy workers which we firmly believe is and will increasingly be grow and dominate the economic landscape for decades to come.. It is estimated that on an annual basis, small group employer annual premiums have exceeded $375 billion during the past several years, which we believe may be one of the largest markets lacking consumer/customer involvement and lacking transparency and competition. Our business plan is to service this market with transparency, providing small group employer market, largely through its use of third-party staffing and support staff companies, and directly through the Company’s own staffing business as it develops offer a sustainable full service benefits and major medical health insurance solution to the gig economy workers.

Employees

The Company has 3 full-time employees, including its Chairman, CEO and Interim CFO, none of whom are under employment agreements. From time to time, the Company uses independent contractors and contract services for administrative functions such as legal, sales, IT, accounting, clerical, and bookkeeping services and expects to do so for the foreseeable future, until it generates positive cash flow from operations, of which there can be no assurance.

Government Regulations

The Company’s health insurance and employee benefits activities and financial services are subject to extensive federal, state and, to a lesser extent, local regulations. Each of the 50 States in the U.S. has adopted, by state statutes, laws and regulations, including those by the applicable State Departments of Insurance, Labor, Treasury, Health, Secretaries of State, among others. State laws and regulations govern health insurance and the issuance of insurance licensing to entities that offer medical and health insurance, sell health insurance and to otherwise provide insurance to the public, except for certain federal laws. The two most significant federal laws affecting health insurance and overriding state law are the Federal 1974 ERISA law and the passage by Congress in 2010 of the Affordable Care Act.( ObamaCare) However, state laws are so embedded and protected that despite the past fifty years of America’s industrial growth as the largest world economy, relatively few companies, given the size of the U.S. economy, are licensed to offer health insurance to businesses under the laws of the 50 states, without any meaningful oversight nor being subject to federal Sherman Act rules and regulations dealing with monopolistic practices. Furthermore, the Company believes that state law does not consider insurance companies to be deemed national enterprises subject to potential anti-trust regulations. In fact, more than thirty state licensed Blue Cross-Blue Shield companies, many of which are classified as not for profit entities, are deemed to exist as separate entities under each state jurisdiction, and therefore are not considered a monopoly.

Potential Advantages for the Company

The complexity of insurance regulations and lack of transparency to businesses in general and small businesses in particular, often require small and even mid-sized business to require outside professional assistance, which the Company believes presents the Company with the ability to enter the market and be successful in providing the requisite professional assistance. For the small group businesses who utilize federal ERISA law and with the technology advances that have developed for consumers via the internet revolution and smart phones, the Company believes that it is now an opportune time for innovation and change being offered by the Company’s insurance and employee benefits programs, providing the potential of compete successfully with the BUCA’s and for small group employers to switch from fully insured plans to self-insured plans. With the creation of the health saving account (HSA) in 2004, health and wealth can be driven when consumers drive health care with their money. Providers must be paid fair, fast and transparently and only consumers can accomplish this goal. Government cannot realistically or affordably displace 160,000,000 American workers from their private health insurance but it can encourage and support a private system where consumers are joined with their chosen doctors and have access to their medical records and can use pretax dollars for health expenses and save dollars tax advantaged for their retirement using employee owned HSA. Notwithstanding the Company’s belief in its potential advantages and ability to successfully enter and generate profits operation in its target market, larger companies with significantly longer operating histories and far greater financial resources may enter this target market and offer services at rates more competitive than those offered by the Company.

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

Risks Related to our Business

We never generated profits from our former mining operations and lack any significant operating history in our new business operations. During our fiscal year ended September 30, 2020, the Company commenced new business operations but did not generate any significant revenues until the 3rd quarter ended June 30, 2020 but have not generated any positive cash flow from operations. As such we don’t know if we will ever generate positive cash flow and profits from our operations. Investment in our securities may result in the total loss of your investment.

The Company, f/k/a Mineral Mountain Mining & Milling Company, was formerly engaged, without success, in identifying and investing in mining properties and, as a result, determined to diversify its business operations by entering into a change in control transaction and on April 16, 2019, completed: (i) share exchange agreements acquiring 100% of the capital stock of NuAxess 2 and PR345; (ii) changed the Company’s former business focus from mining (by divesting control of the MMMM Mining Subsidiaries) to business services principally related to offering employee benefits including supporting and providing self-insured health insurance, reinsurance medical stop-loss, supplemental insurance, financial services, and employee benefits and retirement services to the small group employer market; and (iii) changed the Company’s name to Quad M Solutions, Inc.

As a result of the divestiture of control of its former mining subsidiaries and the recent commencement of business activities of the Company’s new wholly-owned subsidiaries, NuAxess and OpenAxess f/k/a PR345, there have been no recent profitable operating history upon which an evaluation of our future success or failure can be made.

Our ability to achieve and maintain profitability and positive cash flow depends on:

•	Managements abilities to retain and recruit talented people including securing joint venture and strategic partnerships

11

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

•

Develop the methods to encourage and promote direct to provider payments by employee/patients using referenced based pricing tools to negotiate and obtain transparent and competitive pricing for provider services especially for diagnostic testing and drugs through the development of the Company’s owned technology especially creating its FinTech and InsurTech platforms. .

•

Raise substantial funds to own and operate a licensed medical stop loss reinsurance company (a captive) and develop the technology to underwrite individual insureds including aggregating HIPAA compliant data and create the data analytics to measure risk and take risk at competitive premium pricing.

Based on current business plans, we expect to incur operating losses and negative cash flows from consolidated operations in future periods until such time as our new agreements in the staffing and PEO businesses can start to utilize the Company’s self-funded health insurance programs and employee benefit operations to generate revenues. New sales markets must simultaneously be developed and supported especially supported by certain strategic partners that will have to be paid from a PEPM premium contract that cuts into Company margins. The public company expenses associated with SG&A will continue to rise faster than we can generate revenue from existing sales. The costs and expenses associated with developing our own technology and new business in new markets are likely to continue to stretch our limited resources including management until we can determine and select the right ( best) business market that will quickly utilize our programs and see the opportunity to innovate from their faulty unsustainable existing benefit and insurance programs._ As a result, we may not generate sufficient revenues, profits or positive net cash flows in the near future, and failure to generate significant revenues or positive cash flows from operating activities could cause us to suspend or cease operations.

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

We anticipate that our operating expenses will increase substantially in the foreseeable future as we devote our efforts and resources to establishing our new staffing business, technology platforms, and the taking of risk when self-funding health insurance benefits and supporting employee benefits operations. The Company is not able to use marketing and branding in any meaningful way to compete with a state dominated branded monopoly legacy carriers who are well financed. Once finding the best markets to disrupt we must still finance how to broaden our end-customer base, expand our operations, hire additional employees in order to implement our comprehensive business plan, and develop technology to scale and support members. There can be no assurance that funding will be obtained and be available to operate after we complete sales. Since our change in control and commencement of new business operations, we have been dependent upon proceeds from convertible notes at terms acceptable to the Company and there can be no assurance that we will be able to continue to raise funds in adequate amounts from other more beneficial forms of financial parties rather than relying on convertible notes to finance our operations until we generate positive cash flow from operations, of which there can be no assurance. These efforts may prove more expensive than we currently anticipate, and we may not succeed in establishing and increasing our revenues sufficiently, or at all, to offset these higher expenses.

If the market does not adopt our self-funding of employer sponsored health insurance and benefits in a large enough manner to absorb the Company’s costs both past and future, we will not grow as quickly as anticipated, or at all, and our business, results of operations and financial conditions, would be detrimentally harmed.

The Company may find that the new and innovative health insurance and employee benefits programs, including self-funded plans offered and to be offered by the Company may not readily find acceptance from its target small and mid-sized employer market. As a result, we must be able to adjust our products and services in order to achieve and maintain market acceptance, of which there can be no assurance. Further, if we achieve market acceptance, there can be no assurance that we will be able to fulfill demand if such demand exceeds our staffing capabilities and technology resources. In fact, there can be no assurance that demand for our self-funding of employer sponsored health insurance and benefits will ever develop as we expect due to government law and regulation changes and how providers will easily and readily accept our members health plans without causing reputational harm to the Company’s sales efforts .We expect that we will be dependent on third party staffing for the foreseeable future but at present have no firm arrangements to fund our own staffing business in a large way, notwithstanding our plans. If we are unable to provide enhancements and new features for our self-funding of employer sponsored health insurance and benefits and any future insurance and employee benefits products and services, our business could be adversely affected.

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

•

Any change in law that limits self-funding in the small group marketplace, and changes by state or federal rulings on how staffing of employees to employers using self-insurance ERISA plans, or a federal expansion of Medicare for all US citizens.

•	Lawsuits brought against the Company and its Management by the competition especially the traditional insurance carriers and benefit brokers.

•

The successful appeal of the Affordable Care Act by the US Supreme Court to eliminate more than the individual mandate and how small employers may eliminate providing employer health plans and adopting the Health Reimbursement Accounts where employees can expense their health insurance premiums and buy health insurance direct.

•	Staffing companies may come under attack by state government if it decides employees of small groups must use fully insured health plans.

•	There can be no assurance that we will be able to acquire assets sufficient to qualify for up listing to larger public stock exchanges which could have a detrimental trading effect on our stock.

If we fail to manage growth, if any, effectively, our business would be harmed.

Our operating structure and plan of operations has been altered completely during the 2019 fiscal year, from unsuccessful mining operations to entry into the highly competitive health insurance and employee services sectors, and any changes or future growth will place significant demands on our management, employees, infrastructure and other limited and stretched resources. In fiscal 2020 the national pandemic caused by Covid 19 and government shutdowns of many small businesses have had a major impact on planning which markets might be viable. These are uncharted times and no assurances can be given. We will also need to continue to improve our financial and management controls and reporting systems and procedures which require additional new personnel and platforms. We may encounter delays or difficulties in implementing our business plans and manage our growth, of which there can be no assurance. Additionally, to manage any future change, we will need to hire, train, integrate and retain a number of highly skilled and motivated employees, the failure of which could materially adversely impact our financial conditions and potential to succeed, of which there can be no assurance. If we do not effectively hire, train, integrate and retain sufficient highly qualified personnel and especially sales agents to support any future growth, and if we do not effectively manage the associated increases in expenses, our business, results of operations and financial condition would be harmed. As a public company the financial markets are critical and suspect of projected earnings and margins that are without historical proofs.

Our growth will be affected by many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties over which we may have little or no control and our ability to access financial markets especially in timely ways.

We may acquire or enter into other businesses or joint venture agreements which could require significant management attention, disrupt our current business partners and potentially adversely affect our operating results, especially if capital resources cannot be found or if found come with terms that could be detrimental to shareholders.

As part of our business strategy, we may enter into or make investments in complementary companies, products, or technologies and/or enter into agreement with third parties related to our staffing, health insurance and employee benefits businesses, subject to having adequate funding We are a small organization and our ability to acquire and integrate other companies or implement joint ventures and third-party arrangements in a successful manner is unproven. If we are unable to complete acquisitions or enter into other business ventures, we may not ultimately strengthen our competitive position or achieve our goals. Furthermore, there can be no assurance that we shall have adequate resources to properly integrate and manage these new businesses and operations successfully or at terms and conditions satisfactory to the Company. We may have to pay cash, incur debt or issue convertible securities to fund any such acquisitions or joint ventures, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of convertible debt to finance any such efforts could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

Our revenue will be dependent upon acceptance of our innovative health insurance and employee benefit services and products by small and mid-sized U.S. businesses.

The use of partially self-funded health insurance plans, while not necessarily new, has not been actively marketed to the small group employer (SGE). The SGE has been historically dominated by fully-insured BUCA carrier plans. Despite the fact that the price of legacy fully insured insurance premiums has increased by approximately 100% since 2010, combined with reduced benefits and higher deductibles, approximately 83% of small employers still do not self-insure, notwithstanding the fact that approximately 90% of large employers do self-insure. There can be no assurance that the innovations offered by the Company’s plans, including elimination of middleman brokers and other factors that increase premium costs, will result in acceptance or profitability to the Company. Nor can there be any assurance that our plan to offer a transparent program showing small employers all the costs incurred and, at the same time seeking to share with providers profits that are achieved by lowering claim losses will result in the success of our business model. Provider costs especially from major health systems has traditionally be secret and more they will not openly share their cost and pricing charges for services. Health systems have sued government both state and local to not share their charge masters pricing lists.

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

We are uncertain whether our health insurance and employee benefits programs, services and products will be accepted by our target market of small and mid-sized business employers in the U.S. and become commercial success. A number of factors may limit the market acceptance of our services and products, including:

•	the availability of alternative health and benefit solutions;
•	the competitiveness of fees using our services relative to alternative service providers;
•	competition from other locally or internationally recognized virtual marketplaces;

•	market demand for our health insurance and employee benefits programs, services and products prove to be smaller than we expect;
•	business user friendliness of our services and products in comparison to competitors;
•	research and development are more costly and/or more time-consuming than anticipated; and
•	change in regulatory environment may make our health insurance and employee benefits programs, services and products uneconomical.
•	Lack of brand recognition and financial strength

We may not be able to realize substantial streams of revenue and even margins when revenue occurs from our health insurance and employee benefit services and products if we cannot gain a market share from the currently dominant market forces.

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

We are currently not profitable. For the fiscal year ended September 30, 2020 and as of the date of this report, we assessed our financial condition and concluded that we will need to raise additional capital to fund business operations for the next 12 months from the date of the report. Our auditor’s report for the year ended September 30, 2020, includes a going concern opinion on the matter. We had a net loss of $8,255,367 for the year ended September 30, 2020 compared to a net loss of $4,053,212 for the same period of the prior year. However, these net loss results are not comparable because during the year-ended September 30, 2019, our operations were limited to very inactive mining operations and principally represented limited general and administrative expenses and officers’ fees, while our general and administrative expense, professional fees, interest expense and loss on the issuance of convertible debt, largely incurred during the period from the change in control in April 2019 through September 30, 2019, represented a significant portion of the increase in net loss. Management is unable to predict if and when we will be able to generate significant positive cash flow or achieve profitability. Until we generate positive cash flow from operations, we will continue to be dependent upon our ability to raise funds through the issuance of equity and, to a far lesser extent, through the issuance of convertible notes which latter means was used extensively during the year-ended September 30, 2020. There can be no assurance that we will be successful in raising equity capital at terms and conditions satisfactory to the Company. Without adequate funding or significant revenue from operations, which have only recently commenced during the three and nine-month periods ended September 30, 2020 and through the the end of the September 30, 2019 fiscal year, we may not be able to fully-implement our plan of operations and expand business development efforts and other strategic initiatives.

We depend on key personnel who would be difficult to replace, and our business plans will likely be harmed if we lose their services or cannot hire additional qualified personnel.

Our success depends substantially on the efforts and abilities of our senior management, including Pat Dileo, our CEO, Chairman and controlling shareholder, and certain key personnel. The competition for qualified management and key personnel is intense. The loss of services of one or more of our key employees, or the inability to hire, train, and retain key personnel, could delay the development and sale of our services and products, disrupt our business, and interfere with our ability to execute our intended business plan. Mr Dileo currently has no employment agreement with the Company.

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

We expect to continue to finance our operations, acquisitions and develop strategic relationships, primarily by issuing equity securities, which could significantly reduce the percentage ownership of our existing stockholders. We have determined to reduce, if not totally eliminate, our reliance on our practice of relying during the year-ended September 30, 2020 on raising funds through the issuance of convertible debt. Any newly issued securities could have rights, preferences and privileges senior to those of our existing common stock. Moreover, any issuances by the Company of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on existing stockholders’ ownership interest, which could cause the market price of our common stock to decline. We may also issue securities in our subsidiaries, and these securities may have rights or privileges senior to those of our common stock.

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

Our articles of incorporation authorize the issuance of up to 900,000,000 shares of common stock, par value of $0.001 (“Common Stock”). As of January 8, 2020, we had 36,982,141 shares of Common Stock outstanding, excluding shares reserved for issuance underlying convertible notes and warrants. Our Board of Directors may choose to issue some or all of such shares for business acquisition and for funding of operations without stockholder approval. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company, at present, has its executive offices, consisting of 100 square feet, located at 115 River Road, Suite 151, Edgewater, NJ 07020, which it uses on month to month lease basis. These facilities are suitable for the near term and the Company believes will be sufficient for the foreseeable future. The Company has the right to expand to more square footage when needed and would consider an annual lease at that time.

ITEM 3. LEGAL PROCEEDINGS

On September 30, 2020, the Company was named a defendant in the action Aurum, LLC, v. Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company, Supreme Court of the State of New York, New York County, Index No. 652465/2020. Sheldon Karasik, principal of plaintiff Aurum LC and former principal of the Company, has claimed that the Company did not fulfill its obligations under the Share Exchange and Purchase Agreement with an entity formed and controlled by Sheldon Karasik, pursuant to which the Company, in an agreement executed on its behalf by Mr. Karasik, sold, transferred and assigned 75% of the Company’s former MMMM Mining Subsidiaries to an entity controlled by Mr. Karasik for $10 plus the assumption of the liabilities of the former MMMM Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and, indeed, has filed affirmative defenses in connection with such claims. The Company has also initiated a third-party claim individually against Mr. Karasik in the action entitled Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company v. Karasik, Supreme Court of the State of New York, New York County, 3rd Party Index No.: 595634/2020, which claims are based upon, inter alia, Mr. Karasik’s breach of fiduciary duty owed to the Company. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik, and that the Company will prevail on its third-party claims.

 Subsequent to September 30, 2020, the Company and two of its officers were named as defendants in the action Cavalry Fund I LP v. Quad M Solutions Inc., Pat Dileo and Carl Dorvil, Supreme Court of the State of New York, New York County, Index No. 656142/2020. The lawsuit papers have not yet been served upon the Company, which expects to vigorously defend the action when and if jurisdiction is established.

 It is possible that from time to time in the ordinary course of business that the Company may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. However, in the opinion of our Board of Directors, current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The Company does not currently operate any mines related to the claims of its former mining subsidiaries and, in fact, divested 75% of its equity interest in its MMMM Mining Subsidiaries effective on April 16, 2019 and subsequently divested an additional 6%, retaining only a 19% equity interest but with no control whatsoever nor any officer or director positions in the MMMM Mining Subsidiaries. As a result, mine safety disclosures are not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTC Market under the symbol MMMM. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the OTC Market exchange for the respective periods

	High	Low
Fiscal 2020:
Fourth Quarter	$0.33	$0.06
Third Quarter	$1.50	$0.17
Second Quarter	$18.00	$0.87
First Quarter	$6.70	$1.64

Fiscal 2019:
Fourth Quarter	$0.10	$0.02
Third Quarter	$0.25	$0.07
Second Quarter	$0.30	$0.10
First Quarter	$0.41	$0.10

(b) Holders of Common Stock

As of September 30, 2020, there were 20,121,010 shares outstanding held by approximately 1318 shareholders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of September 30, 2020.

Warrants

There are 11,741,112 warrants outstanding. Holders of the warrants have no voting rights, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

There were sales of unregistered equity securities by the Company during the fiscal year ending September 30, 2019. Specifically, reference is made to the Company’s Forms 8-K as follows: (i) the Form 8-K filed on March 27, 2019 with respect to the filing of a Certificate of Designation on March 21, 2019 with respect to the authorization of the Series B Super Voting Preferred Stock that was issued to Sheldon Karasik; (ii) the Form 8-K filed on March 27, 2019 with respect to the entry into the Share Exchange Agreements discussed more fully under “Company Information” above and the agreement to issue shares of the newly authorized Series C and Series D Preferred Stock pursuant to the SEAs; and (iii) the Form 8-K filed on April 24, 2019, disclosing the closing of the SEAs and the issuance of 400,000 shares of Series C Preferred Stock and 400,000 shares of Series D Preferred Stock to the shareholders of the Company’s new operating subsidiaries, NuAxess and PR345 n/k/a OpenAxess.

Issuance of Common Shares

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2020 or September 30, 2019.

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

Overview

The Company, through its two wholly owned operating subsidiaries, NuAxess and PR345 n/k/a OpenAxess, Inc., business, is engaged in providing a full spectrum of benefit and insurance related staffing and business consulting services, principally to smaller and mid-sized employers, offering innovative means of providing their employees with multiple levels of employee benefits including major medical health insurance, as well as providing other financial and business consulting services. The Company has entered into third-party agreements with select strategic partners to provide comprehensive programs administered through its vendor relationship agreements. The Company offers programs that include innovative and affordable major medical health insurance plans and other employee benefit products and services. The NuAxess Smart Healthcare Plan is a proprietary health plan that is an ERISA-qualified, self-insured plan, that includes wellness and prevention programs, among other features. Our primary markets are small and mid-size group employers, sometimes referred to as the ‘gig’ economy.

Material Developments During Fiscal 2020

Results of Operations

Comparison of the fiscal year ended September 30, 2020 to the fiscal year ended September 30, 2019

 Revenue

The Company generated no revenues from its former mining operations during the two years ended September 30, 2020 and 2019. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the year ended September 30, 2020 the Company received $17,378,502 in revenue principally from staffing and business consulting services and we incurred $17,254,140 in expense directly related to this revenue compared to $0 such revenue during the year ended September 30, 2019.

Expenses

Operating expenses for the fiscal year ended September 30, 2020 were $2,567,961compared to $ 1,591,331 for the same period of the prior year, representing an increase of 61%, due principally to an increase in general and administrative expense, sales expense, and stock compensation. The main components of general and administrative expenses in fiscal 2020 consisted of approximately $1,175,522 in consulting fees, $231,837 in payroll expense, $45,765 in stock transfer fees and approximately $50,487 in commission fees. Included in the shares issued for services was primarily Series M preferred shares. The professional fees were 17,528. During the prior year, the legal and professional fees are primarily fees related to the Company’s registration statement on Form S-1 declared effective on March 8, 2019, which registration statement was initially filed with the SEC on October 15, 2018, after the end of the fiscal year ended September 30, 2018. In addition, the Company incurred legal and professional fees of $418,917.

Working Capital

The Company’s net loss for the years ended September 30, 2020 and September 30, 2019 were $8,255,367 $4,053,212, respectively. The $4,202,155 increase in net loss for fiscal year 2020, as compared to fiscal year 2019, is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and also to an increase in general and administrative expenses as a result of the change in business focus and the implementation of our new business plan.

During the fiscal year ended September 30, 2020, our principal sources of liquidity included cash received from convertible notes payable, sales of our common stock, and assignment of future receivables and revenue. During the fiscal year ended September 30, 2019 our principal source of liquidity included proceeds from sales of our common stock. We intend to use new capital in the form of new equity or debt to further advance objectives.

Net cash used by operating activities totaled $1,087,108 and $1,087,437 for the years ending September 30, 2020 and 2019, respectively. The change between 2020 and 2019 is negligible.

Net cash provided by financing activities totaled $1,536,282 and $1,100,237 for the years ending September 30, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing and assignment of receivables in 2020, as compared to 2019. The cash increased to $436,874 at September 30, 2020 from $14,700 at September 30, 2019, principally reflecting the net cash used by operations during the period, offset by the increase in convertible debt.

As reflected in our accompanying financial statements, other than approximately $1,636,402 received from the issuance of convertible notes during the fiscal year ended September 30, 2020, we have negative working capital, and an accumulated deficit of $16,910,125 and $7,079,690 for the years ending September 30, 2020 and September 30, 2019, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of equity and, to a reduced level if at all, convertible notes. The Company believes that it will be able to raise the requisite amount of equity capital at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding.

In addition to our operating expenses which average approximately $220,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quad M Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Quad M Solutions, Inc. (the Company) as of September 30, 2019 and 2020, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year periods ended September 30, 2019 and 2020, and the related notes (collectively referred to as the financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019 and 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2020, and the results of its operations and its cash flows for each of the years in the two periods ended September 30, 2019 and 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019 and 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

January 8, 2020

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2020	2019
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$463,874	$14,700
Prepaid financing fees	15,000
Total Current Assets	478,874	14,700

TOTAL ASSETS	$-	$14,700
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,191	$34,710
Accrued interest	81,468	39,312
Notes payable – related party	59,790	58,128
Convertible debt, net	818,596	351,275
Derivative liability	3,763,090	1,509,792
Accrued expense	690,334	283,833
Aurum payable	-	400,000
Accrued revenue	5,315
Total Current Liabilities	5,830,783	2,677,050
TOTAL LIABILITIES	5,830,783	2,677,050

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized; 2,717,640 and 800,001 shares issued and outstanding	271,764	80,000
Common stock, $0.001 par value, 900,000,000 shares authorized; 20,121,010 and 689,778 shares issued and outstanding	20,121	690
Additional paid-in capital	11,014,932	4,339,751
Shares to be issued	254,500	-
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(16,910,125)	(7,079,690)
Total Stockholders’ Deficit	(5,351,909)	(2,662,350)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,874	$14,700

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30
	2020	2019

REVENUES	$17,378,502	$-

COST OF SALES	17,254,140	-
GROSS PROFIT	124,362	-

OPERATING EXPENSES
Professional fees	17,528	418,917
General and administrative	1,368,272	838,418
Sales expense	40,162
Payroll expense	291,006	147,966
Mineral property expense	-	42,301
Travel	45,621	121,729
Directors’ fees		22,000
Stock compensation	805,372	-
TOTAL OPERATING EXPENSES	2,567,961	1,591,331

LOSS FROM OPERATIONS	(2,443,598)	(1,591,331)

OTHER INCOME (EXPENSES)
Interest expense	(1,560,560)	(639,881)
Financing Fees	(248,395)	(37,500)
Loss on issuance of convertible debt	(1,972,736)	(1,920,719)
Loss (gain) on revaluation of derivative liability	(525,523)	646,389
Loss on extinguishment of debt	(1,331,875)	(29,943)
Loss on assignment of receivable	(35,699)	-
Prepayment/default premium	(132,700)
Loss on disposal of subsidiary		(403,327)
Loss on acquisition of subsidiaries		(76,900)
Other expense	(4,280)	-
TOTAL OTHER INCOME (EXPENSES)	(5,811,768)	(2,461,881)

LOSS BEFORE TAXES	(8,255,367)	(4,053,212)

INCOME TAXES	-	-

NET LOSS	$(8,255,367)	$(4,053,212)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(1.42)	$(5.98)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	5,809,941	678,246

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2018 (Restated)	604,362	$605		$-	$2,812,432	$55,000	$(3,026,478)	$(158,442)

Common stock issued for cash	56,830	57			237,943	(55,000)		183,000
Common stock issued for services	14,000	14			299,386			299,400
Common stock issued for officers & directors’ fees	43,300	43			106,957			107,000
Rescinded shares	(43,000)	(43)			43			-
Common stock issued for financing fees	14,286	14			99,986			100,000
Preferred shares issued for subsidiaries			800,000	80,000				80,000
Retirement of derivative liabilities					275,423			275,423
Subscription receivable						(3,100)		(3,100)
Warrants issued for convertible debt					507,581			507,581
Net income for period ending September 30, 2019							(4,053,212)	(4,053,212)
Balance, September 30, 2019	689,778	$690	800,000	$80,000	$4,339,751	$(3,100)	$(7,079,690)	$(2,662,350)

Common stock issued for services	213,000	213			72,387	296,058		368,658
Common stock issued for convertible debt & financing fees	11,375,820	11,376			1,230,640			1,242,016
Common stock issued for conversion of warrants	1,074,302	1,074			(1,074)			-
Common stock issued for conversion of preferred stock	6,656,250	6,656	(970,930)	(97,093)	102,937			12,500
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			11,500	1,150	731,622	(41,558)		691,214
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					383,014			383,014
Retirement of derivative liability					2,635,906			2,635,906
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending September 30, 2020							(8,255,367)	(8,255,367)
Balance, September 30, 2020	20,121,010	$21,121	2,717,638	$2,71,764	$11,014,932	$251,400	(16,910,125)	(5,351,909)

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,255,367)	$(4,053,212)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	1,347,540	533,749
Amortization of financing fees	-	100,000
Common stock issued for services	368,658	299,400
Common stock issued for officers’ and directors’ fees	-	107,000
Common stock issued for convertible debt default	109,600	-
Common stock issued for financing fees	27,250	-
Preferred stock issued for financing fees	207,500	-
Preferred stock issued for services	691,214	-
Loss on issuance of convertible debt	3,274,483	1,791,189
Loss (gain) on revaluation of derivative liability	525,523	(646,389)
Loss on extinguishment of debt	30,128	55,703
Loss on disposal of subsidiary	-	303,327
Loss on acquisition of subsidiary	-	76,900
Financing fees for conversion of preferred stock	12,500	-
Changes in assets and liabilities:
Decrease (increase) in prepaids	(15,000)	-
Increase (decrease) in accounts payable	(21,019)	40,416
Increase (decrease) in accrued interest	163,868	35,183
Increase (decrease) in deferred payroll	-	(14,536)
Increase (decrease) in accrued expense	405,000	283,833
Increase (decrease) in prepaid revenue	5,315	-
Net cash used by operating activities	(1,087,108)	1,087,437
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	193,000
Proceeds from sale of preferred stock	25,000	-
Proceeds from convertible debt, net	1,636,402	948,944
Proceeds from note payable-related party	-	1,293
Payment of convertible debt	(91,083)	(43,000)
Proceeds from assignment of receivables	59,851	-
Payment on assignment of receivables	(95,550)	-
Net cash provided by financing activities	1,536,282	1,100,237
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	449,174	12,800
Cash, beginning of period	14,700	1,900
Cash, end of period	$463,874	$14,700
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Derivative liabilities	$1,095,078	835,415
Common stock issued to retire convertible notes	$1,209,617	$-

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

Consolidated Notes to Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad M Solutions, Inc. (“the Company”), f/k/a Mineral Mountain Mining & Milling Company, was incorporated under the laws of the State of Idaho on August 4, 1932 for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. Until April 16, 2019, the Company had two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation (the “MMMM Mining Subsidiaries”).

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

The Company has a set of convertible notes that have warrants with down round features and there have been events which have triggered recognition of the down round features. The accounting recognition of these features involves significant estimates by the Company management.

The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has cumulatively reduced retained earnings by $1,575,068.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020 and 2019.

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

At September 30, 2020 and 2019 the Company did not have any assets measured at fair value other than cash and deposits. At September 30, 2020 and 2019 the Company had conversion features embedded in its convertible notes payable. The fair value measurement of those derivatives, using a Binomial valuation model, was $3,763,090 at September 30, 2020 and $1,509,792 at September 30, 2019 and is reported as derivative liability on the balance sheet.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2020, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $16,910,125. The Company’s working capital deficit is $5,351,909.

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

NOTE 3 – FORMER MINING OPERATIONS

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation formed by Sheldon Karasik, the Company’s former CEO, for the purpose of entering into the MBO Agreement. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum 75% of the shares of capital stock of the MMMM Mining Subsidiaries for cash consideration of $10 plus the assumption by Aurum of all liabilities of the MMMM Mining Subsidiaries. The Company retained 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable reducing it equity interest from 25% to 19%. Other than its minority equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries.

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

NOTE 5 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a Delaware corporation, and PR345, Inc. n/k/a OpenAxess, Inc, a Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and P3R45 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “Series C and Series D Preferred”). Pursuant to the Certificates of Designation, as amended, applicable to the Series C and Series D Preferred, the holders of said shares are subject to beneficial ownership limitations which provide that none of the holders of Series C and Series D Preferred can exercise their conversion rights if, as a result of such conversions, a holder would own in excess of 4.99% of the Company’s outstanding shares. The Share Exchange Agreement transaction was valued at $80,000 and, as a result, a loss on acquisition in the amount of $76,900 was recorded.

NOTE 6 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company for cash consideration of $10 plus the assumption by Aurum of all of the liabilities of the Mining Subsidiaries. On the date of closing of the MBO Agreement, the Company made a payment of $100,000 to Aurum, which proceeds were to be used by Aurum to fund the operations of the MMMM Mining Subsidiaries. The MBO Agreement also required the Company to allocate a portion of the proceeds received by the Company under the Crown Bridge Equity Line, if any, to pay Aurum for the operations of the MMMM Mining Subsidiaries, among other terms and conditions. In connection with the MBO Agreement, Aurum assumed all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

NOTE 7 – CONVERTIBLE DEBT

On or about November 27, 2018, the Company issued a convertible promissory note to an institutional investor for the principal sum of $63,000.00, together with interest at 12% per annum, with a maturity date of November 27, 2019 (the “Note”). The Note was convertible at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into shares of Common Stock at a Variable Conversion Price, which is equal to 58% multiplied by the Market Price defined as the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1770 was $131,158 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $131,158 valuation of the conversion feature, $71,158 is recorded as an expense in the current period and reported as a loss on issuance of convertible debt. An accredited investor acquired the note from the institutional investor, with the consent of the Company, in consideration for the payment of the outstanding principal, accrued interest and prepayment penalty in the aggregate amount of $96,816. The Company then issued a replacement convertible promissory note payable to the acquiring institutional investor for the principal sum of $96,816 with identical terms to the original note (interest at 12% per annum, maturity date of November 27, 2019, conversion rights and conversion price.) This transaction was treated as an extinguishment and reissuance of the original note and resulted in accelerated recognition of interest expense for original issue discount debt discount of $1,471, interest expense for derivative liability debt discount of $26,425 and a loss on extinguishment in the amount of $29,943.

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

On or about November 29, 2019, the Company and the institutional investor entered into a Note Extension Agreement (“Extension Agreement”). Pursuant to the Extension Agreement the maturity date was extended to November 30, 2020.

During the year ended September 30, 2020, $16,647 of regular interest and $32,993 of derivative liability discount was expensed. During the year ended September 30, 2019, $3,756 of regular interest and $63,823 of derivative liability discount was expensed.

On or about September 1, 2020, the Company entered into a Note Modification Agreement (“Modification”) in which the above note in the amount of $96,816 of principal and $20,403 of accrued interest and another note in the amount of $94,000 in principal and $8,627 of accrued interest (described below) were superseded and consolidated into a single new long-term note in the Principal amount of $250,000. The new note bears interest at a rate of 8% per annum and has a maturity date of December 31, 2021.

During the year ended September 30, 2020, $1,534 of regular interest and $24,007 of derivative liability discount was expensed, there was no corresponding expense during the year ended September 30, 2019.

On or about February 22, 2019, the Company issued a second convertible promissory note to the same institutional investor for the principal sum of $43,000, together with interest at the rate of 12%per annum, with a maturity date of February 22, 2020. The institutional investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the average of the lowest two (2) Trading Prices for the Company’s Common Stock during the preceding 15 trading day period prior to the Conversion Date. The Company paid $3,000 as a fee which it recorded as a debt discount and being amortized over the life of the loan.

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

During the year ended September 30, 2019 there was no expense related to this note. During the year ended September 30, 2019, $3,198 of regular interest, $3,000 of original issue discount, and $40,000 of derivative liability discount was expensed. There was no corresponding expense during the period ended September 30, 2020

On or about April 25, 2019, the Company issued a convertible promissory note to another third-party institutional investor for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. The investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

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

Between December 2019 and June 2020, the investor converted all of the outstanding principal and interest in the amount $75,000 of principal and $10,580 of accrued interest into 615,293 post-split shares of common stock.

During the year ended September 30, 2020, $6,684 of regular interest, $2,842 of original issue discount and $39,781 of derivative liability discount was expensed. During the period ended September 30, 2019, $3,896 of regular interest, $2,158 of original issue discount, and $30,219 of derivative liability discount was expensed.

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

During the year ended September 30, 2020, $11,237 of regular interest, $5,213 of original issue discount and $33,016 of derivative liability discount was expensed. During the period ended September 30, 2019, $3,388 of regular interest, $3,787 of original issue discount, and $23,984 of derivative liability discount was expensed.

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

During the year ended September 30, 2020, $8,016 of regular interest, $2,104 of original issue discount and $27,951 of derivative liability discount was expensed. During the period ended September 30, 2019, $2,416, of regular interest, $1,396 of original issue discount, and $18,549 of derivative liability discount was expensed.

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

On January 21, 2020, the note was assigned to another investor with the original terms of the note remaining unchanged.

During the year ended September 30, 2020, $9,732 of regular interest, $2,536 of original issue discount and $22,826 of derivative liability discount was expensed. During the period ended September 30, 2019, $2,236, of regular interest, $2,464 of original issue discount, and $22,174 of derivative liability discount was expensed.

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

Between May 2020 and June 2020, the investor converted all of the outstanding principal and interest in the amount $110,000 of principal and $19,222 of accrued interest into 1,495,119 post-split shares of common stock.

During the year ended September 30, 2020, $16,039 of regular interest, $2,826 of original issue discount and $28,261 of derivative liability discount was expensed. During the period ended September 30, 2019, $3,182, of regular interest, $7,174 of original issue discount, and $71,739 of derivative liability discount was expensed.

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

Between January 2020 and May 2020, the investor converted all of the outstanding principal and interest in the amount $95,760 of principal and $5,644 of accrued interest into 705,850 post-split shares of common stock.

During the year ended September 30, 2020, $5,511 of regular interest and $92,710 of derivative liability discount was expensed. During the year ended September 30, 2019, $133 of regular interest and $3,050 of derivative liability discount was expensed.

On or about July 1 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $112,500, together with interest at the rate of 12% per annum with a maturity date of December 25, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid fees of $122,500 which was recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0696 was $182,517 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $182,517 valuation of the conversion feature, $82,517 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On April 1, 2020, the investor assigned $62,541 of principal and interest to another investor. Between April 2020 and May 2020, that investor converted all of the assigned principal into 840,024 post-split shares of common stock.

Between April 2020 and May 2020, the investor converted the remaining $62,541 of principal and $2,551 of accrued interest into 761,862 post-split shares of common stock.

During the year ended September 30, 2020, $12,015 of regular interest, $18,525 of original issue discount and $74,098 of derivative liability discount was expensed. During the period ended September 30, 2019, $3,403, of regular interest, $3,975 of original issue discount, and $15,902 of derivative liability discount was expensed.

On or about July 12 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum with a maturity date of April 12, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price (average of the two lowest closing bid prices) for the Company’s Common Stock during the preceding 25 trading day period prior to the Conversion Date. The Company paid $7,500 in original issue discount, fees of $2,750 and issued warrants valued at $27,911 all of which are recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0416 was $91,496 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $91,496 valuation of the conversion feature, $54,656 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

Between January 2020 and June 2020, the investor converted the outstanding $75,000 of principal and $6,149 of accrued interest into 754,604 post-split shares of common stock.

During the year ended September 30, 2020, $6,091 of regular interest, $31,651 of original issue discount and $26,122 of derivative liability discount was expensed. During the period ended September 30, 2019, $2,000, of regular interest, $12,985 of original issue discount, and $10,717 of derivative liability discount was expensed.

On or about August 13 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $225,000, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.08 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $22,500 in original issue discount and fees of $7,500 which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $479,670, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $284,670 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

On February 13, 2020, the note entered a maturity date default resulting in a default premium of $94,600 being added to the principal of the note and the interest rate increasing to 18%.

Between February 2020 and June 2020, the investor converted the outstanding $225,000 of principal, $94,600 of default premium and $27,656 of accrued interest into 2,943,441 post-split shares of common stock.

During the year ended September 30, 2020, $24,657 of regular interest, $166,304 of original issue discount and $0 of derivative liability discount was expensed. During the period ended September 30, 2019, $3000, of regular interest and $58,696 of original issue was expensed.

On or about August 29 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 8% per annum with a maturity date of August 28, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $5,000 in original issue discount and fees of $2,500 which are recorded as a debt discount and being amortized over the life of the loan.

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

Between March 2020 and May 2020, the investor converted the outstanding $55,000 of principal and $2,828 of accrued interest into 353,123 post-split shares of common stock.

During the year ended September 30, 2020, $2,424 of regular interest, $6,824 of original issue discount and $43,217 of derivative liability discount was expensed. During the period ended September 30, 2019, $403, of regular interest and $676 of original issue and $4,283 of derivative liability discount was expensed was expensed.

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

On or about September 1, 2020, the Company entered into a Note Modification Agreement (“Modification”) in which this note in the amount of $94,000 of principal and $8,627 of accrued interest and another note in the amount of $96,816 of principal and $20,403 of accrued interest (described above) were superseded and consolidated into a single new long-term note in the Principal amount of $250,000. The new note bears interest at a rate of 8% per annum and has a maturity date of December 31, 2021.

During the year ended September 30, 2020, $8,653 of regular interest and $94,000 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019

On or about November 12, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $59,400, together with interest at the rate of 12% per annum with a maturity date of November 12, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lesser of 60% multiplied by the Market Price (representing a discount rate of 50%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the 20 trading day period prior to the date of the note, or 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

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

Between May 2020 and June 2020, the investor converted the outstanding principal of $59,400 and accrued interest of $3,564 into 639,021 of post-split shares of common stock.

During the year ended September 30, 2020, $3,564 of regular interest, $9,400 of original issue discount and $50,000 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

During the period ended June 30, 2020, the Company paid this note in full.

During the year ended September 30, 2020, $15,667 of regular interest, $33,333 of original issue discount and $0 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. The investor has the right at any time following 180 days of the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 50% of the average of the two lowest trading prices for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date.

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

During the year ended September 30, 2020, $3,521 of regular interest and $47,948 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

Between July 2020 and August 2020, the investor converted the outstanding principal of $115,000 and accrued interest of $4,877 of accrued interest into 832,129 of post-split shares of common stock.

During the year ended September 30, 2020, $5,008 of regular interest, $15,000 of original issue discount and $100,000 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

On September 15, 2020, the investor converted $55,193 of principal and $7,228 of accrued interest into 917,395 of post-split shares of common stock.

During the year ended September 30, 2020, $7,654 of regular interest, $25,993 of original issue discount and $39,186 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about April 1, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $57,750, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of March 31, 2021. The Company paid $7,750 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% of the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $3.64 was $271,345 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $271,345 valuation of the conversion feature, $203,560 was recorded as an expense in the and reported as a loss on issuance of convertible debt.

During the period ended September 30, 2020, the Company paid this note in full.

During the year ended September 30, 2020, $2,904 of regular interest, $7,750 of original issue discount and $50,000 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

During the year ended September 30, 2020, $2,910 of regular interest, $647 of original issue discount and $23,600 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

During the year ended September 30, 2020, $5,642 of regular interest, $9,616 of original issue discount and $60,904 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

During the year ended September 30, 2020, $1,115 of regular interest, $1,874 of original issue discount and $11,868 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

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

During the year ended September 30, 2020, $1,115 of regular interest, $1,864 of original issue discount and $11,804 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about July 1, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $173,500, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of June 15, 2021. The Company paid $28,675 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued two warrants valued at $210,092, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lowest closing price during the previous 5 day period ending on the latest complete day prior to the date of the note or the Volume Weighted Average Price (“VWAP”) for the 5 trading days prior to the date of conversion.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3116 was $168,946 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $168,946 valuation of the conversion feature, $168,946 is recorded as an expense and reported as a loss on issuance of convertible debt.

During the year ended September 30, 2020, $5,263 of regular interest and $45,239 of original issue discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about July 6, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of up to $150,000, together with interest at the rate of 10% per annum, the first twelve months being guaranteed, and a default interest amount of 15%, with a maturity date of twelve months from the effective date of each tranche. The investor has the right at any time following the date of each tranche to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lower of 60% of the lesser of the lowest traded price or lowest closing bid price during the previous twenty five day period prior to the date of the note and 60% of the lesser of the lowest traded price or lowest closing bid price during the previous twenty five day period prior to the date of conversion.

On or about July 6, 2020, the first tranche of the above convertible promissory note was received by the Company, with a maturity date of July 6, 2021. The Company paid $8,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $27,083, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.2996 was $89,167 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $89,167 valuation of the conversion feature, $74,250 is recorded as an expense and reported as a loss on issuance of convertible debt.

During the year ended September 30, 2020, $1,247 of regular interest, $8,629 of original issue discount and $3,669 of original issue discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about August 28, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 10% per annum, and a default interest amount of 24%, with a maturity date of August 27, 2021. The Company paid $15,000 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued a warrant valued at $15,625, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at 60% of the lowest closing price during the previous 20-day period ending on the latest complete day prior to the date of the note.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.2085 was $155,957 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $155,957 valuation of the conversion feature, $76,582 is recorded as an expense and reported as a loss on issuance of convertible debt.

During the year ended September 30, 2020, $1,008 of regular interest, $2,776 of original issue discount and $7,196 id derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about April 1, 2020, the Company issued a promissory note to an institutional investor for the principal sum of $150,000, together with interest at the rate of 1.5% per month, subject to a fixed minimum of $2,250 per month. The lender was also granted 4% of collections received by the Company, from which interest would be paid first and any remaining amount would be applied to the outstanding principal.

On or about June 1, 2020 the above promissory note was amended to increase the outstanding principal to $300,000, and the fixed minimum was increased to $4,500.

On or about September 21, 2020, the above promissory note was amended, restated and consolidated into a convertible debt note in the amount of $600,000, with a maturity date of March 31, 2022. On the first day of each month a fixed minimum interest payment of $9000 is due. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at $0.30 per share.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.0751 was $132,388 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable.

During the year ended September 30, 2020, $4,500 of regular interest and $1,436 in derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

NOTE 8 – COMMON STOCK AND PREFERRED STOCK

Upon formation the authorized capital of the Company was 2,000,000 shares of common stock with a par value of $.05, in 1953 the Company increased the authorized capital to 3,000,000 shares of common stock, in 1985 the authorized capital was again increased to 10,000,000 shares of common stock, and in 2014 the Company increased the authorized capital to 100,000,000 shares of common stock with a par value of $.001 and 10,000,000 shares of preferred stock with a par value of $.10. On May 13, 2019, the Company filed a DEF 14C approving the increase in authorized shares of common stock from 100,000,000 shares to 900,000,000 shares.

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

During the quarter ended September 30, 2020 2,080 of the Series C preferred shares were converted into 950,000 shares of common stock.

On April 8, 2019, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 25,000 shares of Series E Convertible Preferred Stock, par value $0.10.

On March 9, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 20,750 shares of Series F Convertible Preferred Stock, par value $0.10. The shares were issued to an institutional investor for financing fees.

During the period ended September 30, 2020 20,410 of the outstanding shares of Series F preferred shares were converted into 4,681,250 shares of common stock.

On April 27, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 2,000,000 shares of 13% Series G Cumulative Redeemable Perpetual Preferred Stock, par value $0.10 and a stated value of $25 per share. Additionally, on the same date, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 50,000 shares of Series M Convertible Preferred Stock, par value $0.10.

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

On July 2, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of 2,851,318 shares of Series A Convertible Preferred Stock, par value $0.10. The shares were issued in exchange for an outstanding warrant.

During the quarter ended September 30, 2020, 950,000 shares were converted into 950,000 shares of common stock.

On August 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designating the rights and restrictions of 5,000 shares of Series H Convertible Preferred stock, par value $0.10 and a stated value of $10. The shares were issued for cash of $25,000.

On September 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 1,000,000 shares of Series O 7% Redeemable Cumulative Preferred Stock, par value $0.10 and a stated value of $12.50.

During the quarter ended June 30, 2020, 11,870 shares of Series F Convertible Preferred Stock were converted into 3,217,500 shares of common stock.

Common stock

On February 23, 2020, the Company implemented a 1 for 100 reverse stock split of its outstanding common stock (the “Reverse Split”).

During the year ended September 30, 2020, the Company issued 213,000 shares of common stock for services valued at $368,658; 258,000 for financing fees valued at $27,250; 11,117,820 shares of common stock for convertible debt valued at1,214,766; 1.074.302 shares of common stock for conversion of warrants; 6,656,250 shares of common stock issued for conversion of 970,930 shares of multiple series of preferred stock. Additionally, 770,970 warrants were issued for convertible debt at an exercise price between $0.02 and $7 and terms from three to five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.02 and $7, risk free interest rate of 0.19% to 1.86%, expected life of three to five years, and expected volatility of between 583.24% and 676.76%. The fair value of the warrants totaled $367,389 at the issuance date and this amount was recorded as equity.

During the year ended September 30, 2019, the Company issued 56,830 shares of common stock for cash of $183,000; 12,750 shares that were paid for but unissued as of September 30, 2018; 14,000 shares of common stock for services valued at $299,400; 43,300 shares of common stock for officers and directors fees valued at $107,000; 14,285 for financing fees valued at $100,000. Additionally, 5,480,769 warrants were issued for convertible debt at an exercise price between $0.07 and $0.08 and terms five years. The fair value of the warrants was estimated using the Black Scholes Option Price Calculation. The following assumptions were made to value the warrants on the date of issuance: strike price of $0.07 and $0.08, risk free interest rate of 1.57% to 1.86%, expected life of five years, and expected volatility of between 580.23% and 587.80%. The fair value of the warrants totaled $507,581 at the issuance date and this amount was recorded as equity.

Additionally, in 2016, former management of the Company negotiated a contract with M6 Limited, a stock promotion company, in which M6 would collectively receive an advanced payment of 43,000 shares of Company common stock for certain promotional services. M6 itself received 20,000 shares, an affiliated company, Maximum Harvest LLC, received 13,000 shares and an affiliate of M6, Hahn M. Nguyen, received 10,000. In 2018, current management determined that it was not in the best interest of the Company to pursue the services and therefore terminated the contract with M6. The 43,000 shares of common stock were rescinded and returned during the year ended September 30, 2019.

The following warrants were outstanding at September 30, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	5,357	$7.00	July 2024
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,409,450	$7.00	March 2025
Warrants*	5,837,500	$0.40	June 2025
Warrants*	1,249,995	$0.60	July 2023
Warrants*	625,000	$0.40	August 2023

* Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

The following warrants were outstanding at September 30, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	2,200	$2.00	January 2020
Warrants	5,357	$7.00	July 2024
Warrants	49,451	$8.00	August 2024

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2020 and 2019 was $10,515 and $9,727, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at September 30, 2020 and 2019 was $62,649 and $58,772, respectively, the companies had directors in common at the time of the transaction.

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

Significant components of the deferred tax assets at an anticipated tax rate of 21% for the period ended September 30, 2020 and September 30, 2019 are as follows:

	September 30, 2020	September 30, 2019

Net operating loss carryforwards	16,910,125	7,079,690
Deferred tax asset	3,884,335	1,819,944
Valuation allowance for deferred asset	(3,884,335)	(1,819,944)
Net deferred tax asset	-	-

At September 30, 2020 and September 30, 2019, the Company has net operating loss carryforwards of approximately $16,910,125 and $7,079,691 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2019 to September 30, 2020 was $2,064,391.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 2, 2020 the 340 remaining outstanding shares of Series F Preferred Stock was converted into 881,250 shares of common stock.

On October 30, 2020, 1,975 shares of Series C Preferred Stock were converted into 1,000,000 shares of common stock.

On November 20, 2020 the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 100,000 shares of Series N Convertible Preferred Stock, par value $0.10.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. Reference is made the Company’s Forms 8-K filed on August 16, 2019 and January 6, 2020 with respect to the appointment of our new independent auditors, Slack & Co.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2020.

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

On April 8, 2019, Felix Keller resigned from the Board of Directors. On April 17, Pat Dileo, Carl Dorvil and Derrick Chambers were appointed to the Board of Directors. On October 17, 2019, Sheldon Karasik resigned from the Board of Directors. On October 18, 2019, Michael S Miller resigned from the Board of Directors

The new executive officer and directors of the Company are listed below. Directors are elected to hold offices for a three-year term or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Pat Dileo	68	Chairman of the Board, Chief Executive Officer and Interim CFO
Carl Dorvil	37	Director
Derrick Chambers	43	Director

Pat Dileo, age 68, Chairman, CEO and Interim CFO: Pat Dileo has over 25 years of proven entrepreneurial, financial and management experience in both guiding his own companies and providing strategic advice and guidance to the CEOs of various public and private corporations. Since 2018, Mr. Dileo has served as President of NuAxess 2, Inc., a Delaware corporation that uses its reference-based medical provider pricing method for its proprietary Health Benefit Plans (HBP) and reinsurance risk assessment for small to midsize employer groups and their employees.

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

Carl Dorvil, age 37, Director: Mr. Dorvil served as the Chief Executive Officer and Chairman of the Board of GEX Management, Inc., OTCQB: GXXM (“GEX”), a reporting public company engaged in the business of offering staffing services, from 2004 until October 15, 2018, at which date his employment agreement with GEX ended. While Mr. Dorvil’s position as CEO and Chairman of GEX ended on or about October 15, 2018, he continues to provide limited consulting services to GEX. Mr. Dorvil founded Group Excellence, LLC, a tutoring and mentoring company, in 2004, growing Group Excellence to more than six hundred employees. In 2011, Group Excellence was on Inc. 500’s annual list of the 500 fastest growing private companies in the United States. In response to rapid growth, Mr. Dorvil developed GEX to provide back-office functions to Group Excellence, together with human resources, IT and accounting/bookkeeping services. In 2016 GEX revised its business model to provide staffing and back-office services to a wide variety of industries in order to expand GEX’s business. On February 23, 2018, the US Secretary of Commerce, Wilbur Ross, mentioned at the “African American Leaders in the White House: Education, Business and Policy” that Dorvil was “the youngest African American CEO ever to take a company public in U.S. history.”

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

Derrick Chambers, age 42, Director: From 2016 to the present, Derrick Chambers has served as Director of the University of Florida Gator Boosters, responsible for fundraising and donations for the University’s Athletic Department. From 2011 to the present, Mr. Chambers has been the owner and founder of DCMG LLC, a New York based company engaged in independent consulting specializing in financial services in the areas of high net worth, professional sports and education. Mr. Chambers was a captain of the University of Florida NCAA Division 1 football team for two years under renowned Coach Steve Spurrier and played in the NFL for three years with the Carolina Panthers and Jacksonville Jaguars. Following his NFL career, he studied University of Oxford in England, studying politics, philosophy, and history. He was a member of the Oxford Rugby team at St. Peter’s College. Thereafter, Mr. Chambers studies at Princeton Seminary where he served as a Princeton Academic-Athletic fellow at Princeton. The academic-athletic fellows are made up of faculty and administrators who mentor student athletes at Princeton.

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

____________

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

Our authorized capital stock consists of 910,000,000 shares of capital stock consisting of: (i) 900,000,000 shares of common stock, par value $.001 per share and (ii) 10,000,000 shares of preferred stock, par value $0.10 per share. As September 30, 2020, we had 21,121,010 shares of common stock issued and outstanding. Included below is a summary description of our capital stock.

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

Preferred Stock

On March 21, 2019, the Company filed with the Secretary of State of the State of Idaho the Certificate of Designation for Series B Super Voting Preferred Stock, 1 share of which was authorized and was issued to Sheldon Karasik, the Company’s former CEO and Chairman. Reference is made to Exhibit 99.1, the Certificate of Designation of the Series B Super Voting Preferred Stock, for the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series B Super Voting Preferred Stock, which was filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 21, 2019. On March 27, 2019, the Board of Directors authorized the issuance of: (i) 400,000 shares of newly designated Series C Convertible Preferred Stock to IDH Holdings 2 and Sunlight Financial, the 75% owners of NuAxess and PR345, respectively, with 200,000 shares of Series C Preferred Stock issuable to each; and (ii) 400,000 shares of newly designated Series D Convertible Preferred Stock to Draper, Inc., a Nevada corporation, and Carriage House, Inc., a Delaware corporation, with 200,000 shares issuable to each, in exchange for their shares in NuAxess and PR345, respectively. The Series C and Series D Preferred Stock represent 92.5% of the outstanding capital stock of the Company at the date of Closing. The outstanding Common Stockholders of the Company at the Closing retained 7.5% of the issued and outstanding Common Stock, which Common Stock will be subject to dilution upon the conversion on existing convertible notes and subsequently issued convertible note issued for the purpose of funding the MMMM Mining Operations, subject to certain anti-dilution protections as set forth in the SEA’s. In addition, in connection with the Closing, Sheldon Karasik, the former CEO and Chairman, transferred and assigned to Pat Dileo, the Company’s new CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis. The Super Voting Preferred Stock was transferred by Mr. Karasik to Mr. Dileo in consideration for the payment of $100,000 to Aurum, LLC, a newly organized private Nevada corporation formed and controlled by Mr. Karasik, the Company’s former CEO and Chairman, for the purpose to operating and controlling the Discontinued Mining Operations.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2020 and 2019 paid to our present and former officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Pat Dileo,	2020	47,600
CEO and Chairman	2019	48,814	-0-	-N/A-	-N/A-	-N/A-	-N/A-
Sheldon Karasik,	2019	147,500	-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
former CEO and Chairman (resigned April 17, 2019)	2019	147,500	-0-	-N/A-	-N/A-	-N/A-	-N/A-

Warrant Grants

During the fiscal years ended September 30, 2020 and 2019, the Company did not grant any warrants in compensation for executive position duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of January 8, 2021, certain information regarding the ownership of voting securities of Mineral Mountain by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and/or voting power with respect to such shares.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)

Pat Dileo, CEO and Chairman	18,860,892	(2)	51.00%
115 River Road, Suite 151
Edgewater, NJ 07020

Carl Dorvil, Director	-0-		0%
115 River Road, Suite 151
Edgewater, NJ 07020

Derrick Chambers, Director	-0-		0%
115 River Road, Suite 151
Edgewater, NJ 07020

Directors and Officer (3 person)	18,860,892	(2)	51.00%

_________________

(1)

Applicable percentage ownership is based on 36,982,141 shares of Common Stock outstanding as of January 8, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of September 30, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At January 8, 2021, the Record Date, the Series B Super Voting Preferred Stock was entitled to 18,860,892 votes, representing 51% of the 36,982,141 shares of Common Stock outstanding on such Record Date.

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

Recent Sales of Equity Securities

From October 1, 2015 through December 31, 2018, the Company issued and sold an aggregate of 49,003,571 pre-reverse split (representing 490,035 post-reverse split) shares of our common stock at a purchase price of $0.0572 per share for aggregate consideration of approximately $2,803,000. During the fiscal year ended September 30, 2018, the Company issued and sold an aggregate of 7,895,000 pre-split (representing 78,950 post-reverse) shares of our common stock at an average issuance price of $0.04 per share for aggregate consideration of approximately $330,840.

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
Former Directors and Executive Officers:
Sheldon Karasik and related entities(2)	12,600,000	$272,000
John Ryan (resigned 10/31/2018) and related entities(3)	3,000,000	$3,000
James Baughman (resigned 10/31/2018)(4)	4,200,000	$4,200
Felix Keller	540,000	$30,199
Michael Miller	40,000	$8,000
Ulises de la Garza	30,000	$6,000

_____________

(1)	Consists of shares of common stock issued as additional consideration for Alaska Iditarod Project lease which was related to a former mining subsidiary.

(2)

Consists of 5,000,000 shares of common stock Mr. Karasik purchased before becoming an officer or director of the Company, 400,000 shares of common stock purchased by Jacob Karasik, Mr. Karasik’s son, and 700,000 shares of common stock purchased by Nancy Martin, who later became Mr. Karasik’s wife in May 2018.

(3)	Consists of 3,000,000 shares of common stock issued to ILVG LLC as payment in satisfaction of $3,000 of a promissory note for which Mr. Ryan’s son is an officer.

(4)	Consists of 4,200,000 shares of common stock issued to Mr. Baughman in satisfaction of $4,200 of consulting services.

The shares set forth in the above table and the notes to the table reflect the number of shares prior to the 1:100 reverse stock split.

Other Transactions

Not Applicable

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

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000 shares of Common Stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2020 was $10,515

The loans from Premium Exploration bear interest at 5% and 10% per annum and were due on July 1, 2019. The balance of principal and interest at September 30, 2020 was $62,649.

Investments

The Company does not have any investments as of the date of this Form 10-K for the fiscal year ended September 30, 2020.

Employment Agreements

The Company has not entered into any written Employment Agreements as of the date of Form 10-K for the fiscal year ended September 30, 2020.

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

Aggregate fees for professional services rendered to the Company by Slack & Co. for the years ended September 30, 2020 and 2019 were as follows:

	Years Ended
	September 30
Item	2020	2019
Audit fees	$17,000	$30,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$17,000	$30,000

Slack & Co, audited our consolidated financial statements at September 30, 2020 and 2019.

Aggregate fees for professional services rendered to the Company for the year ended September 30, 2020 and 2019 were as follows:

	Years Ended
	September 30
Item	2020	2019
Audit fees	17,000	30,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	17,000	30,000

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR, 97214 (telephone (503) 227-2950, facsimile (503) 227-6874).

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

(3) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificates of Incorporation of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
3.2	Amended Bylaws of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
21.1	List of Subsidiaries of Quad M Solutions, Inc., filed herewith
31.1	Certification of Principal Executive Officer (Section 302), filed herewith
31.2	Certification of Principal Financial Officer (Section 302), filed herewith
32.1	Certification of Principal Executive Officer (Section 906), filed herewith
32.2	Certification of the Principal Financial Officer (Section 906), filed herewith

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

QUAD M SOLUTIONS, INC.

By:	/s/ Pat Dileo
Pat Dileo
Chief Executive Officer and Chairman and Interim Chief financial Officer
(Principal Executive Officer and Principal Financial and Principal Accounting Officer)
Date:	January 12, 2020

By:	/s/ Carl Dorvil
Carl Dorvil
Director
Date:	January 12, 2020

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	January 12, 2020

