Form 10-Q
period 2020-12-31
Quad M Solutions, Inc.
filed 2021-02-22
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes[  ] No [X]

As of February 17, 2021, there were 42,457,141 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	September 30, 2020
	(unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$516,984	$463,874
Short term loan receivable	90,000	-
Prepaid financing fees	12,955	15,000
Total Current Assets	619,939	478,874

TOTAL ASSETS	$619,939	$478,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$48,720	$12,191
Accrued interest	117,456	81,468
Notes payable - related party	59,790	59,790
Convertible debt, net	939,031	818,596
Derivative liability	1,986,702	3,763,090
Accrued expense	701,391	690,334
Aurum payable	400,000	400,000
Short term loan	400,000	-
Accrued revenue	-	5,315
Total Current Liabilities	4,653,090	5,830,783

TOTAL LIABILITIES	4,653,090	5,830,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,725,763 and 2,717,638 issued and outstanding	272,576	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 30,662,131 and 20,121,010 shares issued and outstanding	30,662	20,121
Additional paid-in capital	12,579,354	11,014,932
Shares to be issued	175,800	254,500
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(17,088,442)	(16,910,125)
Total Stockholders’ Equity	(4,033,151)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$619,939	$478,874

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	December 31, 2020
	2020	2019
	(unaudited)	(unaudited)
REVENUES	$9,012,802	$221,358

COST OF SALES	8,985,230	-
GROSS PROFIT	27,572	221,358

OPERATING EXPENSES
Insurance expense	-	211,377
Professional fees	92,128	-
General and administrative	274,819	237,862
Sales expense	117	-
Officers’ fees	49,000	-
Payroll expense	143,652	-
Travel	28,525	17,186
TOTAL OPERATING EXPENSES	588,242	466,425

LOSS FROM OPERATIONS	(560,669)	(245,067)

OTHER INCOME (EXPENSES)
Interest expense	(529,673)	(397,106)
Financing fees	(33,740)	-)
Gain (loss) on issuance of convertible debt	(427,072)	(294,700)
Gain (loss) on revaluation of derivative	1,372,837	266,907
Gain (loss) on assignment of receivable	-	(35,699)
TOTAL OTHER INCOME (EXPENSES)	382,352	(460,598)

LOSS BEFORE TAXES	(178,317)	(705,666)

INCOME TAXES	-	-

NET LOSS	$(178,317)	$(705,666)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(.01)	$(1.08)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	26,729,079	655,929

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2019	689,777	$690	800,000	$80,000	$4,339,751	$(7,079,690)	$(3,100)	$(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	$695	800,000	$80,000	$4,445,369	$(7,785,356)	$18,458	$(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	$874	815,750	$81,575	$4,762,600	$(10,112,037)	$38,458	$(5,228,529)

Common stock issued for services	200,000	200			66,300		5,500	72,000
Common stock issued for convertible debt	8,970,724	8,972			739,396			748,367
Conversion of warrants	1,074,302	1,074			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(6,920)	(692)	7,474			10,000
Retirement of derivative liability					1,799,899			1,799,899
Preferred stock issued for financing fees					205,425			205,425
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	$14,338	808,830	$80,883	$7,580,020	$(11,049,945)	$43,958	$(3,330,747)

Common stock issued for services	10,000	10			5,490		(5,500)	-
Common stock issued for convertible debt	2,267,183	2,267			200,913			203,180
Conversion of preferred stock	3,395,000	3,395	(959,010)	(95,901)	93,756			1,250
Preferred stock issued in exchange of warrants			2,851,318	285,132	(285,132)			-
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for services			11,500	1,150	731,622		212,942	945,714
Retirement of derivative liability					835,511			835,511
Warrants issued with convertible debt					252,800			252,800
Warrant down-round					1575,068	(1,575,068)		-
Excess shares issued with split	111,860	112			(112)			-
Net income for period ending September 30, 2020						(4,285,112)		(4,285,112)
Balance, September 30, 2020	20,121,010	$20,121	2,717,638	$271,764	$11,014,932	$(16,910,125)	$251,400	$(5,351,909)

Common stock issued for services							45,050	45,050
Common stock issued for convertible debt	5,276,643	5,278			315,737			321,015
Common stock issued with convertible debt	164,155	164			32,524			32,688
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	2,881,250	2882	(6,675)	(668)	(2,214)			-
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred stock issued for services			4,500	450	123,300		(123,750)	-
Retirement of derivative liability					990,980			990,980
Conversion of warrants	2,199,073	2,199			(2,199)			-
Net Income for period ending December 31, 2020						(178,317)		(178,317)
Balance, December 31, 200	30,662,131	$30,662	2,725,763	$272,576	12,579,352	$(16,666,539)	$172,700	(4,033,151)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	December 31,
	2020	2019
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,317)	$(705,666)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	421,381	361,790
Amortization of prepaid financing fees	2,045	-
Common stock issued for services	45,050	2,158
Loss on issuance of convertible debt	427,072	319,700
Loss (Gain) on revaluation of derivative liability	(1,372,837)	(266,907)
Common stock issued for financing fees	5,840	-
Loss on assignment of receivable	-	35,699
Changes in assets and liabilities:
Increase (decrease) in accounts payable	36,533	(19,719)
Increase (decrease) in accrued interest	42,945	35,315
Increase (decrease) in prepaid revenue	(5,315)	-
Increase (decrease) in accrued expense	11,057	83,334
Net cash used by operating activities	(564,546)	(154,296)

CASH FLOWS FROM INVESTING ACTIVITIES:
Short term loan	(90,000)	-
Net cash used by investing activities	(90,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	103,000	-
Proceeds from convertible debt, net	204,657	144,000
Proceeds from note payable-related party		1,662
Proceeds from short term loan	400,000
Proceeds from assignment of receivables		59,851
Payment on assignment of receivables	-	(12,428)
Net cash provided by financing activities	707,657	193,085

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	53,111	38,789
Cash, beginning of period	463,874	14,700
Cash, end of period	$516,985	$53,489

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$
Income taxes paid	$-	$
Common stock issued for convertible debt	$319,514	$7,460
Derivative liabilities	$990,983	$19,564

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

December 31, 2020

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

On March 22, 2019 the Company entered into two separate Share Exchange Agreements (“SEAs”) pursuant to which it agreed to acquire 100% of the capital stock of two newly-organized, privately-held third party entities, NuAxess 2, Inc., a Delaware corporation (‘NuAxess”), and PR345, Inc., a Texas corporation n/k/a OpenAxess, Inc. (“OpenAxess”). In consideration for the separate SEAs, the Company agreed upon the closing of the SEA to issue 400,000 shares of Series C Preferred Stock to the control shareholders of NuAxess and PR345, n/k/a OpenAxess and issued 400,000 shares of Series D Preferred Stock to the minority, non-control shareholders of the NuAxess and PR345, n/k/a OpenAxess.

The closing of the two SEAs occurred on April 16, 2019, at which date NuAxess and PR345, n/k/a as OpenAxess became wholly owned subsidiaries of the Company. In addition, on April 16, 2019, the Company sold 75% of its equity interests in the MMMM Mining Subsidiaries to Aurum, LLC, a newly organized Nevada corporation (“Aurum”) formed and controlled by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder, pursuant to the terms of a Share Exchange and Assignment Agreement (the “MBO Agreement”) for nominal consideration of $10, and the assumption by Aurum of all of the liabilities of the MMMM Mining Subsidiaries. In addition, as a condition to the closing of the SEAs, NuAxess and/or PR345 shall make a payment of $100,000 into an account designated by Aurum as working capital for the operations of the MMMM Mining Subsidiaries. The $100,000 was funded by an institutional investor in consideration for the issuance of 18,182 shares of Series E Convertible Preferred Stock. See Notes 6 and 8 below.

Reference is made to Recent Developments-Former MMMM Mining Subsidiaries under Note 3 – Former Mining Operations, and Note 6 – Share Exchange and Assignment Agreement, below. The purpose of entering into the MBO Agreement was to transfer all control of the Company’s former wholly-owned MMMM Mining Subsidiaries to Aurum with the Company retaining a 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable, reducing its equity interest from 25% to 19%. Other than its minority equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries.

On May 13, 2019, the Company filed a Definitive Information Statement on Schedule 14C for the purpose of implementing corporate actions to: (i) increase the authorized shares of common stock, par value $0.001 (“Common Stock”) from 100 million shares to 900 million shares (the “Authorized Common Stock Share Increase”); and (ii) change the name of the Company from Mineral Mountain Mining & Milling Company to Quad M Solutions, Inc. (the “Name Change”).

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2020. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of Quad M Solutions, Inc and its two wholly owned subsidiaries, NuAxess and Open Axess, is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020 and December 31, 2020.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $939,031 measured at fair value at December 31, 2020.

	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,986,702

Total				$1,986,702

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2020, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $17,088,442. The Company’s working capital deficit is $4,033,151.

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

NOTE 3 – FORMER MINING OPERATIONS

Recent Developments-Former MMMM Mining Subsidiaries

On April 24, 2019, the Company filed a Form 8-K reporting that on April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) between the Company and Aurum, LLC, a newly organized Nevada corporation formed by Sheldon Karasik, the Company’s former CEO, Chairman and principal shareholder for the purpose of entering into the MBO Agreement. Pursuant to the MBO Agreement, the Company sold, transferred and assigned to Aurum 75% of the capital stock of the MMMM Mining Subsidiaries for cash consideration of $10 plus the assumption by Aurum of all liabilities of the MMMM Mining Subsidiaries. The Company retained a 25% equity interest in the MMMM Mining Subsidiaries. Effective on September 15, 2019, the Company divested 6% of its equity interest in the MMMM Mining Subsidiaries to an unaffiliated third party for nominal consideration in the amount of $2000, represented by a note payable reducing its equity interest from 25% to 19%. Other than its minority 19% equity interest, the Company has no control nor any involvement in the management or operations of the former MMMM Mining Subsidiaries nor are the financial results of the former MMMM Mining Subsidiaries included in the accompanying interim financial statements.

NOTE 4 – EQUITY PURCHASE AGREEMENT

The Company entered into an Equity Purchase Agreement, dated as of October 1, 2018 (the “Equity Purchase Agreement”), with Crown Bridge Partners, LLC, an institutional investor (“Crown Bridge”) pursuant to which the Company agreed to issue to Crown Bridge shares of the Company’s common stock, $0.001 par value (the “Common Stock”), in an amount up to $5,000,000 (the “Equity Line”), subject to the Company filing a registration statement with the SEC to register the shares of Common Stock underlying the Equity Line, as follows: (i) 8,000,000 Put Shares to be issued to Crown Bridge upon purchase from the Company from time to time pursuant to the terms and conditions of the Equity Purchase Agreement; and (ii) 1,428,571 shares of Common Stock to be issued by the Company to Crown Bridge as a commitment fee. The registration statement, file no. 333-227839, was declared effective by the SEC on March 8, 2019.

The Company does not intend to pursue the financing under the Equity Line with Crown Bridge and the registration statement registering the Put Shares and Commitment Shares is no longer current.

NOTE 5 – ACQUISTION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a Delaware corporation, and PR345, Inc. n/k/a OpenAxess, Inc., a Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and PR345 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “Series C and Series D Preferred”). Pursuant to the respective Certificates of Designation, as amended, applicable to the Series C and Series D Preferred, the holders of said shares are subject to, among other provisions, beneficial ownership limitations which provide that none of the holders of Series C and Series D Preferred nor any affiliates can exercise their conversion rights if, as a result of such conversions, a holder (including any affiliates) would own in excess of 4.99% of the Company’s outstanding shares. The Share Exchange Agreement transactions were valued at $80,000 and, as a result, a loss on acquisition in the amount of $76,900 was recorded

NOTE 6 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

On April 16, 2019, the Company entered into a Share Exchange and Assignment Agreement (the “MBO Agreement”) with Aurum, LLC (“Aurum”), a newly formed Nevada corporation organized by Sheldon Karasik, the Company’s former CEO, Chairman and a principal shareholder for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company for cash consideration of $10 plus the assumption by Aurum of all of the liabilities of the Mining Subsidiaries. On the date of closing of the MBO Agreement, the Company made a payment of $100,000 to Aurum, which proceeds were to be used by Aurum to fund the operations of the MMMM Mining Subsidiaries. The $100,000 was funded by an institutional investor in consideration for the issuance of 18,182 shares of Series E Convertible Preferred Stock.

The MBO Agreement also required the Company to allocate 20% of the proceeds received by the Company under the Crown Bridge Equity Line, if any, to pay Aurum for the operations of the MMMM Mining Subsidiaries, among other terms and conditions. In connection with the MBO Agreement, Aurum assumed all of the liabilities of the MMMM Mining Subsidiaries, which were disclosed to the Company as totaling approximately $96,673. As a result of this transaction, a loss of $403,327 was recorded.

As disclosed in Note 4 above, the Company does not intend to pursue the financing under the Equity Line with Crown Bridge and the registration statement registering the Put Shares and Commitment Shares is no longer current. As a result, no proceeds were ever received by the Company under the Crown Bridge Equity Line.

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

During the period ended December 31, 2020, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $3,751 of regular interest and $32,993 of derivative liability discount was expensed.

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

During the period ended December 31, 2020, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $2,344, of regular interest, $0 of original issue and $23,436 of derivative liability discount was expensed.

On or about September 1, 2020, the Company entered into a Note Modification Agreement (“Modification”) in which the above two notes in the amount of $96,816 of principal and $20,403 of accrued interest and another note in the amount of $94,000 in principal and $8,627 of accrued interest (described below) were superseded and consolidated into a single new long-term note in the Principal amount of $250,000. The new note bears interest at a rate of 8% per annum and has a maturity date of December 31, 2021.

In December 2020, the investor converted $96,000 of Principal due under the Modification into 2,400,000 shares of common stock and the remainder was converted subsequent to the end of the quarter.

During the period ended December 31, 2020, $4,322 of regular interest and $91,993 of derivative liability discount was expensed, there was no corresponding expense during the period ended December 31, 2019.

On or about April 25, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. The investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $2,209 of regular interest, $1,257 of original issue discount, and $17,596 of derivative liability discount was expensed.

On or about April 29, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 29, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price (representing a discount rate of 42%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $6,000 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended December 31, 2020, $3,993 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $1,996 of regular interest, $2,262 of original issue discount, and $14,328 of derivative liability discount was expensed.

On or about May 7, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020. The investor had the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid $3,500 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended December 31, 2020, $2,773 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $1,512, of regular interest, $880 of original issue discount, and $11,689 of derivative liability discount was expensed.

On or about May 17, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of February 17, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

On January 21, 2020, the May 17, 2019 note was assigned to another investor with the original terms of the note remaining unchanged.

During the period ended December 31, 2020, $3,025 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $1,512, of regular interest, $1,667 of original issue discount, and $15,000 of derivative liability discount was expensed.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $4,388, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed.

On or about June 11, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $70,000, together with guaranteed interest at the rate of 15% per annum with a six-month minimum, with a maturity date of September 11, 2019. The investor has the right if the note is defaulted to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price for the Company’s Common Stock during the preceding 30 trading day period prior to the Conversion Date. The Company paid $20,000 in original issue discount which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended December 31, 2020, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $2,447 of regular interest and $24,071 of derivative liability discount was expensed.

On or about July 1 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $112,500, together with interest at the rate of 12% per annum with a maturity date of December 25, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid fees of $122,500 which was recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0696 was $182,517 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $182,517 valuation of the conversion feature, $82,517 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

On April 1, 2020, the investor assigned $62,541 of principal and interest to another investor. Between April 2020 and May 2020, that investor converted all of the assigned principal into 840,024 post-split shares of common stock.

Between April 2020 and May 2020, the investor also converted the remaining $62,541 of principal and $2,551 of accrued interest into 761,862 post-split shares of common stock.

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $3,403, of regular interest, $2,095 of original issue discount, and $16,758 of derivative liability discount was expensed.

On or about July 12 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum with a maturity date of April 12, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price (average of the two lowest closing bid prices) for the Company’s Common Stock during the preceding 25 trading day period prior to the Conversion Date. The Company paid $7,500 in original issue discount, fees of $2,750 and issued warrants valued at $27,911 all of which are recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0416 was $91,496 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $91,496 valuation of the conversion feature, $54,656 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

Between January 2020 and June 2020, the investor converted the outstanding $75,000 of principal and $6,149 of accrued interest into 754,604 post-split shares of common stock.

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $2,241, of regular interest, $13,049 of original issue discount, and $12,324 of derivative liability discount was expensed.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $5,750, of regular interest and $112,500 of original issue was expensed.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $1,124, of regular interest, $1,811 of original issue and $11,470 of derivative liability discount was expensed.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $970, of regular interest, $1,258 of original issue and $6,694 of derivative liability discount was expensed

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended December 31, 2020, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended December 31, 2019, $102, of regular interest, $7,568 of original issue and $0 of derivative liability discount was expensed.

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

During the period ended December 31, 2020, $2,592 of regular interest and $2,052 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

During the period ended December 31, 2020 the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock

During the period ended December 31, 2020, $244 of regular interest, $18,971 of original issue discount and $28,600 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

On December 11, 2020 the investor converted the outstanding principal of $75,000 and $4,512 of accrued interest into 806,413 shares of common stock.

During the period ended December 31, 2020, $1,603 of regular interest, $1,353 of original issue discount and $49,400 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

On December 11, 2020 the investor converted principal of $40,000 into 404,040 shares of common stock.

During the period ended December 31, 2020, $4,261 of regular interest, $7,562 of original issue discount and $47,890 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

On December 16, 2020, the Company signed a Standstill and Revival Agreement with this investor, pursuant to which the debt holder agrees to not tender any notices of conversion for a period of six (6) months from the date of the agreement. In consideration of the agreement, the company issued 20,000 shares of common stock valued at $4,340, and made a cash payment of $21,800. These amounts were recorded as financing fees.

During the period ended December 31, 2020, $900 of regular interest, $1,512 of original issue discount and $9,578 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

On December 16, 2020 the investor converted the outstanding principal of $44,000 and $1,774 of accrued interest into 462,368 shares of common stock.

During the period ended December 31, 2020, $660 of regular interest, $4,136 of original issue discount and $26,196 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

On or about July 1, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $173,500, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of June 15, 2021. The Company paid $28,675 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued two warrants valued at $210,092, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lowest closing price during the previous 5-day period ending on the latest complete day prior to the date of the note or the Volume Weighted Average Price (“VWAP”) for the 5 trading days prior to the date of conversion.

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

During the period ended December 31, 2020, $5,321 of regular interest and $45,736 of original issue discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

During the period ended December 31, 2020, $1,260 of regular interest, $8,723 of original issue discount and $3,709 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

During the period ended December 31, 2020, $2,811 of regular interest, $7,740 of original issue discount and $20,062 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

During the period ended December 31, 2020, $4,500 of regular interest, $27,000 of original issue discount and $22,025 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

On or about October 21, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 10% per annum, with a maturity date of June 16, 2021. The investor has the right after 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lower of $0.20 or the Variable Conversion Price which is equal to 70% multiplied by the Market Price (representing a discount rate of 30%), in which Market Price is the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period preceding the Conversion Date. The Company paid $5,000 in original issue discount and $3,500 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued 50,000 shares of common stock valued at $11,000, which was also recorded as a debt discount and is being amortized of the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1883 was $192,143 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $192,143 valuation of the conversion feature, $156,593 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended December 31, 2020, $2,983 of regular interest, $5,817 of original issue discount and $10,605 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

On or about October 22, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 12% per annum, with a maturity date of October 21, 2021. The investor has the right after 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the lower of $0.20 or the Variable Conversion Price which is equal to 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period preceding the Conversion Date. The Company paid $5,000 in original issue discount and $3,500 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1951 was $232,262 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $232,262 valuation of the conversion feature, $185,762 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended December 31, 2020, $1,266 of regular interest, $1,635 of original issue discount and $8,942 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

On or about November 10, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $116,600, together with interest at the rate of 10% per annum, with a maturity date of August 10, 2021. A lump-sum 10% interest payment was immediately due on the issued date and was added to the principal balance and payable on the maturity date. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Variable Conversion Price which is equal to 60% multiplied by the Market Price (representing a discount rate of 40%), in which Market Price is the lowest closing price for the Company’s Common Stock during the preceding 20 trading day period preceding the Conversion Date. The Company paid $11,660 in original issue discount and $4,940 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued 114,155 shares of common stock valued at $21,689, which was also recorded as a debt discount and is being amortized of the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1538 was $163,028 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $163,028 valuation of the conversion feature, $84,717 is recorded was an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended December 31, 2020, $13,477 of regular interest, $7,153 of original issue discount and $14,630 of derivative liability discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

NOTE 8 – COMMON AND PREFERRED STOCK

On May 13, 2019, the Company filed a Definitive Information Statement on Schedule 14 C for the purpose of increasing the authorized shares of common stock, par value $0.001 (“Common Stock”) from 100,000,000 shares to 900,000,000 shares of Common Stock.

Preferred Stock

On March 21, 2019, the Company, while under the control of former CEO, Chairman and principal shareholder, Sheldon Karasik, filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of one (1) share of newly authorized Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by the Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, the Company issued to Sheldon Karasik, the Chief Executive Officer, President and Chairman of the Board, the one (1) share of Series B Preferred Stock for $0.16, which price was based on the closing price of the Company’s Common Stock of $0.16 as of November 5, 2018, the date of the issuance, which was approved by the Company’s then Board. Sheldon Karasik, as the holder of the Series B Preferred Stock, was entitled to vote together with the holders of the Company’s Common Stock upon all matters that may be submitted to holders of Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019. In connection with the closing of the SEAs and the MBO Agreement, Mr. Karasik transferred and assigned the Series B Preferred Stock to Pat Dileo, the Company’s newly appointed CEO and Chairman.

On April 2, 2019, the Company filed two Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 400,000 shares of Series C Convertible Preferred Stock par value $0.10 and 400,000 shares of Series D Convertible Preferred Stock, which were originally issued pursuant to two separate Share Exchange Agreements, see Note 5.

On April 8, 2019, the Company issued 18,182 shares of Series E Convertible Preferred Stock (“Series E Preferred”) to an institutional investor in consideration for funding the $100,000 payment made to Aurum pursuant to the MBO Agreement..

During the quarter ended September 30, 2020, a total of 2,080 shares of the Series C Preferred Stock were converted into 950,000 shares of common stock.

During the quarter ended December 31, 2020, 3,275 shares of Series C Preferred Stock were converted into 2,000,000 shares of common stock.

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

During the period ended March 31, 2020, 50 shares of Series F Preferred Stock were converted into 43,750 shares of common stock.

During the period ended June 30, 2020, 11,870 shares of Series F Preferred Stock were converted into 3,217,500 shares of common stock.

During the period ended September 30, 2020, 5,430 of the outstanding shares of Series F Preferred Stock were converted into 1,420,000 shares of common stock.

On October 2, 2020, the 3,400 remaining outstanding shares of Series F Preferred Stock was converted into 881,250 shares of common stock.

On April 27, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 2,000,000 shares of 13% Series G Cumulative Redeemable Perpetual Preferred Stock, par value $0.10 and a stated value of $25 per share. To date, no shares of the Series G Cumulative Redeemable Perpetual Preferred Stock have been issued or are outstanding.

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

During the quarter ended September 30, 2020, the Company issued 11,500 shares of Series M Preferred Shares to consultants for services valued at $691,214. One shareholder converted 1,500 shares into 75,000 shares of common stock.

During the quarter ended December 31, 2020 the Company issued 4,500 shares of Series M Preferred Shares for 225,000 shares of common shares that had previously been disclosed as “shares to be issued”.

On July 2, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of 2,851,318 shares of Series A Convertible Preferred Stock, par value $0.10. The shares were issued in exchange for an outstanding warrant.

During the quarter ended September 30, 2020, 950,000 shares of Series A Preferred Stock were converted into 950,000 shares of common stock.

On August 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designating the rights and restrictions of 5,000 shares of Series H Convertible Preferred stock, par value $0.10 and a stated value of $10. The shares were issued for cash of $25,000.

On September 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 1,000,000 shares of Series O 7% Redeemable Cumulative Preferred Stock, par value $0.10 and a stated value of $12.50. None of these shares have been issued.

On November 20, 2020 the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 100,000 shares of Series N Convertible Preferred Stock, par value $0.10.

On November 27, 2020 the Company issued 10,300 of Series N Preferred Stock for cash of $103,000 and paid $3,000 in fees related to the issuance.

Common Stock

On February 23, 2020, the Company implemented a 1 for 100 reverse split of its outstanding common stock (the “Reverse Split”).

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

During the three-month period ended March 31, 2020, the Company issued 5,000 shares of stock for services and recorded an additional 5,000 shares as “to be issued” for a total value of $40,000; 130,094 shares of common stock for the conversion of principal of $68,287, accrued interest of $13,342 and financing fees of $1,750; 43,750 shares of common stock for the conversion of 50 shares of Series F Preferred Stock

During the three-month period ended June 30, 2020, the Company issued 8,970,724 shares of common stock for the conversion of convertible debt; 1,074,302 shares of common stock for conversion of warrants; 3,217,500 shares of common stock for conversion of 11,870 shares of Series F Preferred Stock and 200,000 shares for services valued at $77,500

During the three-month period ended September 30, 2020, the Company issued 2,267,183 shares of common stock for the conversion of convertible debt valued at $203,180; 3,395,000 shares of common stock for conversion of preferred stock (see above); and 10,000 shares of common stock for services that had previously been recorded as “stock to be issued” Additionally, 750,000 shares were recorded as stock to be issued for services in the amount of $255,000.

During the three-month period ended December 31, 2020, the Company issued 5,276,643 shares of common stock for the conversion of convertible debt valued at $321,015; 164,155 shares of common stock for the issuance of convertible debt valued at $32,688. The $32,688 was recorded as debt discount and will be amortized over the life of the notes; 20,000 shares of common stock for financing fees valued at $4,340; 2,881,250 for the conversion of preferred stock (see above); and 2,199,073 for conversion of warrants.

The following warrants were outstanding at December 31, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	1,666,667	$0.02	December 2024
Warrants	5,837,500	$0.40	June 2025
Warrants	1,249,995	$0.60	July 2023
Warrants	625,000	$0.40	August 2023

The following warrants were outstanding at December 31, 2019:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	2,200	$2.00	January 2020
Warrants	5,358	$7.00	July 2024
Warrants	49,451	$8.00	August 2024
Warrants	33,334	$2.00	December 2024

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000, each having an interest rate of 5%, the balance of principal and interest at December 31, 2020 and September 30, 2019 was $65,235 and 58,772, respectively. The Company and Premium Exploration Mining had directors in common at the time of the transaction.

On March 21, 2019, we filed a Certificate of Designation amending our Articles of Incorporation and designating the rights and restrictions of one (1) share of our Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by our Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, we issued to Sheldon Karasik, who was then our Chief Executive Officer, President and Chairman, the one (1) share of our Series B Preferred Stock in exchange for $0.16, which price was based on the closing price of our Common Stock as of November 5, 2018, the date the issuance was approved by our Board. Sheldon Karasik, as the holder of our Series B Preferred Stock, is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019. On or about April 16, 2019, in connection with the closing of the Share Exchange Agreements between the Company and NuAxess and PR345, n/k/a OpenAxess, Sheldon Karasik sold, transferred and assigned his one (1) share of Series B Preferred Stock to Pat Dileo, the Company’s new Chief Executive Officer and Chairman.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended December 31, 2020 and September 30, 2019 are as follows:

	December 31, 2020	September 30, 2020
Net operating loss carryforwards	17,088,440	16,910,125
Deferred tax asset	3,921,782	3,884,335
Valuation allowance for deferred asset	(3,921,782)	(3,884,335)
Net deferred tax asset	-	-

At December 31, 2020 and September 30, 2020, the Company has net operating loss carryforwards of approximately $17,088,440 and $16,910,125 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2020 to December 31, 2020 was $37,447.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 8, 2021, the Company issued 150,000 shares of common stock for the conversion of 182 shares of Series C Preferred Stock.

On January 14, 2021 the Company issued 1,200,000 shares of common stock for the conversion of 1,456 shares of Series C Preferred Stock.

On January 20, 2021, the Company issued 1,300,000 shares of common stock for the conversion of $30,000 of convertible debt principal.

On January 28, 2021, the Company authorized and approved the issuance of 750,000 shares of common stock in connection with the conversion by an accredited investor of $30,000 of convertible debt principal +

On January 29, 2021, the Company issued 75,000 shares of common stock for the conversion of 1,500 shares of Series M Preferred Stock.

On February 2, 2021, the Company issued 225,000 shares of common stock for the conversion of 4,500 shares of Series M Preferred Stock.

On February 3, 2021, the Company issued 200,000 shares of common stock to a consultant for services valued at $30,000

On February 10, 2021, the Company issued 2,000,000 shares of common stock for the conversion of shares of Series E Convertible Preferred Stock.

On February 27, 2021, the Company issued 16,902 of Series E preferred shares.

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

Change in Control Transactions

Reference is made to the Form 8-K filed by the Company on March 27, 2019, reporting that the Company entered into two separate Share Exchange Agreements (“SEAs”) dated March 22, 2019: (i) one with PR345, Inc. (“PR345”) n/k/a OpenAxess, Inc., a newly organized Texas corporation; and (ii) one with NuAxess 2, Inc. (“NuAxess”), a newly organized Delaware corporation. Pursuant to the SEAs, the Company agreed to acquire the all of the capital stock of these two entities in exchange of the issuance of newly authorized shares of Series C and D Preferred Stock, par value $0.10 per share, to the shareholders of PR345/OpenAxess and NuAxess. The entry into the two SEAs was authorized and approved by the Company’s Board then in existence in furtherance of the Company’s plan, as disclosed in its registration statement declared effective by the SEC on March 8, 2019, Registration No. 333-227839 (the “Registration Statement”), to diversify its business beyond its historic mining operations of its two subsidiaries, Nomadic Gold Mines, Inc. and Lander Gold Mines, Inc. (the “MMMM Mining Subsidiaries”). The Company also granted Sheldon Karasik, the Company’s CEO and Chairman at the date of the SEAs (or an entity to be formed by him) the right to acquire for nominal amount 75% of the capital stock of the MMMM Mining Subsidiaries for nominal consideration of $10, with the Company retaining 25% of capital stock of the MMMM Mining Subsidiaries.

Pursuant to the provisions of the closing of the SEAs, among other conditions: (i) Sheldon Karasik agreed to resign as CEO and Chairman, but would continue to serve as a director, together with Michael Miller, an independent director of Mineral Mountain Mining & Milling Company; (ii) Felix Keller agreed to resign as a director; and (iii) Pat Dileo, Carl Dorvil and Derrick Chambers would be appointed to the newly constituted 5-person Board and Pat Dileo would be appointed as CEO and Chairman of the Board.

As disclosed in the Company’s Form 8-K filed on April 24, 2019, the Company reported that: (i) on April 16, 2019, it entered into a Share Exchange and Assignment Agreement, also referred to as the ‘MBO Agreement” with Aurum, the entity formed by Sheldon Karasik for the purpose of acquiring 75% of the capital stock of the MMMM Mining Subsidiaries from the Company; (ii) effective April 16, 2019, Felix Keller resigned as a director; (iii) effective April 17, Sheldon Karasik resigned as CEO and Board Chairman (but continued to serve on the Board); (iii) effective April 17, 2019, Pat Dileo was appointed as CEO and Chairman of the Board and Carl Dorvil and Derrick Chambers were appointed to as members of the 5 person Board, joining Sheldon Karasik and Michael Miller; and (v) effective April 16, 2019, Sheldon Karasik transferred and assigned the one (1) share of Series B Super Voting Preferred Stock to Pat Dileo. In addition, as a condition to closing the SEAs and the execution of the MBO Agreement, NuAxess and/or PR345 agreed to make a payment of $100,000 into an account designated by Aurum as working capital for the operations of the MMMM Mining Subsidiaries. The $100,000 was funded by an institutional investor in consideration for the issuance of 18,182 shares of Series E Convertible Preferred Stock.

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

Results of Operations for the Three Months Ended December 31, 2020 compared to the Three Months Ended December 31, 2019

Revenue

The Company generated no revenues from its former mining operations during the two periods ended December 31, 2020 and 2019. Furthermore, because the Company only retained 19% of the capital stock of the MMMM Mining Subsidiaries, the financial results of the former mining subsidiaries are not including in this Form 10-Q for the period ended December 31, 2020. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three months ended December 31, 2020 and December 31, 2019 the Company received $9,012,802 and $221,358, respectively in revenue principally from insurance premiums and we incurred $8,985,230 and $211,377 in expense directly related to this revenue.

Expenses

Operating expenses for the three-month period ended December 31, 2020 was $560,669 compared to $466,425 for the same period of the prior year, representing an increase of 30.7%.

The main components of general and administrative expenses for the three-month period ended December 31, 2020 consisted of approximately $233,861 of consulting fees, $12,400 of marketing fees and $10,920 of office expense. During the prior year for the three month-period, the main components of general and administrative expenses were consulting fees were $215,405 and $6,530 in marketing fees and $4,797 of office expense.

Working Capital

The Company’s net loss for the three month-period ended December 31, 2020 was $178,317 a 74.73% decrease over the net loss of $705,666 at December 31, 2019. The change in net loss is due primarily to an increase in non-cash gains of the revaluation of derivative liabilities related to convertible debt financings offset by an increase in general and administrative expense and payroll expense.

During the three months ended December 31, 2020, our principal sources of liquidity included cash received from convertible notes payable, short term loans and the sale of preferred stock. During the three months ended December 31, 2019 our principal source of liquidity included proceeds from convertible debt and assignment of future receivables. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $564,546 and $154,296 for the three months ending December 31, 2020 and 2019, respectively. Net cash used by investing activities totaled $90,000 and $0 at December 31,2020 and 2019, respectively. Net cash provided by financing activities totaled $707,657 and $193,085 for the three-month periods ending December 31, 2020 and 2019, respectively. The change between 2020 and 2019 is primarily attributed to an increase in convertible debt financing, short term loans and sales of preferred stock in 2020 as compared to 2019. The cash increased to $516,985 at December 31, 2020 from $463,874 at September 30, 2020.

As reflected in our accompanying financial statements, other than approximately $400,000 and $204,657 received from the issuance of convertible notes, short term loans and $103,000 from the sale of preferred stock during the three-month period ended December 31, 2020, we have limited cash negative working capital limited revenues and an accumulated deficit of $17,088,442 and $16,910,125 for the three-month period ending December 31, 2020 and year ended September 30, 2020, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $200,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of December 31, 2020, we have contractual obligations relating to debt or anticipated debt, as follows:

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

The Company filed a registration statement which was declared effective by the SEC on March 8, 2019. However, the Company has determined not to pursue the funding from Crown Bridge under the Equity Line and the registration statement is no longer current. As a result, the Company never received any proceeds from the Crown Bridge Equity Line.

The following is a listing of the convertible debt principal amounts outstanding at December 31, 2020.

Arin	44,000
Auctus Fund LLC	173,500
BHP Capital NY, Inc	55,000
Crossover Capital Fund I, LLC	50,000
Crown Bridge Partners, LLC	50,000
Harbor Gates Capital, LLC	180,000
International Financial Enterprise Bank, Inc.	504,204
Jefferson Street Capital, LLC	176,000
KinerjaPay Corp.	50,000
KinerjaPay Corp.	134,000
MBS Gloeq Corp	55,000
Quick Capital, LLC	128,260
Sunshine Equity Partners LLC	50,000

Total	$1,649,964

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of December 31, 2020 Amount	As of September 30, 2020 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 3,000 post reverse split shares of common stock (representing 300,000 pre-reverse split shares of common stock) and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. The balance of principal and interest at December 31, 2020 was $11,045. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at December 31, 2020 was $65,235.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2020, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three-months ended December 31, 2020 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2020.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Subsequent to September 30, 2020, the Company and two of its officers were named as defendants in the action Cavalry Fund I LP v. Quad M Solutions Inc., Pat Dileo and Carl Dorvil, Supreme Court of the State of New York, New York County, Index No. 656142/2020. The Company believes that there will be no material adverse consequences in connection with the action commenced by Cavalry Fund I LP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended December 31, 2020 5,276,643 shares of common stock for the conversion of convertible debt at an average conversion price of $0.7384; 164,155 shares of common stock for the issuance of convertible debt valued at $32,688; 2,881,250 for the conversion of 6,675 shares of multiple series of preferred stock; and 2,199,073 for conversion of warrants.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: February 22, 2021	By:	/s/ Pasquale (Pat) Dileo
Pasquale (Pat) Dileo
Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

