Form 10-Q/A
period 2020-12-31
Quad M Solutions, Inc.
filed 2021-02-22
CIK 66600

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2020 of Quad M Solutions, Inc. (the “Company”) filed with the Securities and Exchange Commission on February 22, 2021 (the “Form 10-Q”), is to amend Part I (Item 1) correcting a typographical error in Financial Statements and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

In addition to amending Items 1 of Part I with updated Financial Statements correcting the typographical error, this Amendment amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, September 30, 2019	689,777	$690	800,000	$80,000	$4,339,751	$(7,079,690)	$(3,100)	$(2,662,350)

Common stock issued for convertible debt	7,819	8			7,452			7,460
Warrants issued for convertible debt					98,000			98,000
Retirement of derivative liability					19,564			19,564
Stock to be issued	(2,000)	(2)			(19,398)		21,558	2,158
Net income for period ending December 31, 2019						(705,666)		(705,666)
Balance, December 31, 2019	695,596	$695	800,000	$80,000	$4,445,369	$(7,785,356)	$18,458	$(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	$874	815,750	$81,575	$4,762,600	$(10,112,037)	$38,458	$(5,228,529)

Common stock issued for services	200,000	200			66,300		5,500	72,000
Common stock issued for convertible debt	8,970,724	8,972			739,396			748,367
Conversion of warrants	1,074,302	1,074			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(6,920)	(692)	7,474			10,000
Retirement of derivative liability					1,799,899			1,799,899
Preferred stock issued for financing fees					205,425			205,425
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	$14,338	808,830	$80,883	$7,580,020	$(11,049,945)	$43,958	$(3,330,747)

Common stock issued for services	10,000	10			5,490		(5,500)	-
Common stock issued for convertible debt	2,267,183	2,267			200,913			203,180
Conversion of preferred stock	3,395,000	3,395	(959,010)	(95,901)	93,756			1,250
Preferred stock issued in exchange of warrants			2,851,318	285,132	(285,132)			-
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for services			11,500	1,150	731,622		212,942	945,714
Retirement of derivative liability					835,511			835,511
Warrants issued with convertible debt					252,800			252,800
Warrant down-round					1575,068	(1,575,068)		-
Excess shares issued with split	111,860	112			(112)			-
Net income for period ending September 30, 2020						(4,285,112)		(4,285,112)
Balance, September 30, 2020	20,121,010	$20,121	2,717,638	$271,764	$11,014,932	$(16,910,125)	$251,400	$(5,351,909)

Common stock issued for services							45,050	45,050
Common stock issued for convertible debt	5,276,643	5,278			315,737			321,015
Common stock issued with convertible debt	164,155	164			32,524			32,688
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	2,881,250	2882	(6,675)	(668)	(2,214)			-
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred stock issued for services			4,500	450	123,300		(123,750)	-
Retirement of derivative liability					990,980			990,980
Conversion of warrants	2,199,073	2,199			(2,199)			-
Net Income for period ending December 31, 2020						(178,317)		(178,317)
Balance, December 31, 200	30,662,131	$30,662	2,725,763	$272,576	$12,579,352	$(17,088,442)	$172,700	(4,033,151)

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

