Form 10-Q
period 2021-03-31
Quad M Solutions, Inc.
filed 2021-05-24
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [  ] No [X]

As of May 23, 2021, there were 45,566,686 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$593,917	$463,874
Prepaid financing fees		15,000
Short term loan receivable	90,000	-
Total Current Assets	683,917	478,874

OTHER ASSETS
Investments	5,718	-
Total Other Assets	5,718	-

TOTAL ASSETS	$689,635	$478,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,219	$12,191
Accrued interest	152,784	81,468
Notes payable - related party	59,790	59,790
Convertible debt, net	945,963	818,596
Derivative liability	1,341,024	3,763,090
Accrued expense	701,391	690,334
Aurum payable	400,000	400,000
Short term loan	700,000	-
Accrued revenue	-	5,315
Total Current Liabilities	4,310,171	5,830,783

TOTAL LIABILITIES	4,310,171	5,830,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,731,657 and 2,717,638 issued and outstanding	273,166	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 43,771,367 and 20,121,010 shares issued and outstanding	43,771	20,121
Additional paid-in capital	13,651,529	11,014,932
Shares to be issued	202,800	254,500
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(17,788,702)	(16,910,125)
Total Stockholders’ Equity	(3,620,536)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689,635	$478,874

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31		Six Months Ended March 31
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$9,077,045	5,091,348	18,089,847	$5,312,706

COST OF SALES	8,688,841	4,922,783	17,674,071	5,134,160
GROSS PROFIT	388,204	168,565	415,776	178,546

OPERATING EXPENSES
Insurance expense	-	195,396	-	195,396
Professional fees	55,574	3,028	147,702	3,028
General and administrative	232,746	287,385	507,565	525,247
Sales expense	117	57,804	234	57,804
Officers’ fees	51,000	-	100,000	-
Payroll expense	187,778	-	331,430	-
Travel	10,292	22,736	38,817	39,922
Stock compensation	-	40,000	-	40,000
TOTAL OPERATING EXPENSES	537,507	606,349	1,125,748	861,397

LOSS FROM OPERATIONS	(149,303)	(437,784)	(709,972)	(682,851)

OTHER INCOME (EXPENSES)
Interest expense	(441,973)	(341,202)	(971,646)	(738,308)
Interest income	3	-	3	-
Financing fees	(2,000)	(100,871)	(35,740)	(100,871)
Gain (loss) on issuance of convertible debt	-	(739,477)	(427,072)	(1,034,177)
Gain (loss) on revaluation of derivative	(127,378)	(697,829)	1,245,459	(430,922)
Gain (loss) on assignment of receivable	-	-	-	(35,699)
Gain (loss) on securities	19,707	-	19,707	-
Unrealized gain (loss) on available for sale securities	684	-	684	-
Other expense	-	(9,519)	-	(9,519)
TOTAL OTHER INCOME (EXPENSES)	(550,957)	(1,888,898)	(168,605)	(2,349,497)

LOSS BEFORE TAXES	(700,260)	(2,326,682)	(878,577)	(3,032,348)

INCOME TAXES		-		-

NET LOSS	$(700,260)	(2,326,682)	(878,577)	$(3,032,348)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	(2.96)	(0.03)	(4.11)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	39,162,822	785,794	32,945,950	738,089

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, December 31, 2019	695,596	$695	800,000	$80,000	$4,445,369	$(7,785,356)	$18,458	$(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	$874	815,750	$81,575	$4,762,600	$(10,112,037)	$38,458	$(5,228,529)

Common stock issued for services	200,000	200			66,300		5,500	72,000
Common stock issued for convertible debt	8,970,724	8,972			739,396			748,367
Conversion of warrants	1,074,302	1,074			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(6,920)	(692)	7,474			10,000
Retirement of derivative liability					1,799,899			1,799,899
Preferred stock issued for financing fees					205,425			205,425
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	$14,338	808,830	$80,883	$7,580,020	$(11,049,945)	$43,958	$(3,330,747)

Common stock issued for services	10,000	10			5,490		(5,500)	-
Common stock issued for convertible debt	2,267,183	2,267			200,913			203,180
Conversion of preferred stock	3,395,000	3,395	(959,010)	(95,901)	93,756			1,250
Preferred stock issued in exchange of warrants			2,851,318	285,132	(285,132)			-
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for services			11,500	1,150	731,622		212,942	945,714
Retirement of derivative liability					835,511			835,511
Warrants issued with convertible debt					252,800			252,800
Warrant down-round					1575,068	(1,575,068)		-
Excess shares issued with split	111,860	112			(112)			-
Net income for period ending September 30, 2020						(4,285,112)		(4,285,112)
Balance, September 30, 2020	20,121,010	$20,121	2,717,638	$271,764	$11,014,932	$(16,910,125)	$251,400	$(5,351,909)

Common stock issued for services							45,050	45,050
Common stock issued for convertible debt	5,276,643	5,278			315,737			321,015
Common stock issued with convertible debt	164,155	164			32,524			32,688
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	2,881,250	2882	(6,675)	(668)	(2,214)			-
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred stock issued for services			4,500	450	123,300		(123,750)	-
Retirement of derivative liability					990,980			990,980
Conversion of warrants	2,199,073	2,199			(2,199)			-
Net Income for period ending December 31, 2020						(178,317)		(178,317)
Balance, December 31, 200	30,662,131	$30,662	2,725,763	$272,576	12,579,352	$(17,088,442)	$172,700	(4,033,151)

Stock to be issued for services							27,000	27,000
Common stock issued for convertible debt	6,409,503	6,410			303,340			309,750
Conversion of preferred stock	6,699,733	6,700	(12,288)	(1,230)	(4,220)			1,250
Preferred stock issued for services			18,182	1,818				1,818
Retirement of derivative liability					773,056			773,056
Net Income for period ending March 31, 2021						(700,260)		(700,260)
Balance, March 31, 2021	43,771,367	43,771	2,731,657	273,166	13,651,529	(17,788,702)	199,700	(3,620,536)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2021	2020
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(878,577)		$(3,032,348)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	823,622		653,385
Amortization of prepaid financing fees	4,091		-
Common stock issued for services	72,050		26,908
Loss on issuance of convertible debt	427,072		688,498
Common stock issued for financing fees	6,590
Preferred stock issued for services	1,819
Loss (gain) on revaluation of derivative liability	(1,245,459)		801,601
Loss on assignment of debt	-		35,699
Preferred stock issued for financing fees	1,250		2,075
Financing fees			112,250
Changes in assets and liabilities:
Decrease (increase) in prepaids	10,909
Increase (decrease) in accounts payable	(2,967)		(8,998)
Increase (decrease) in accrued interest	78,271		84,923
Increase (decrease) in prepaid revenue	(5,315)		-
Increase (decrease) in accrued expense	11,057		250,000
Net cash used by operating activities	(695,587)		(386,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities	(5,718)		-
Short term loan	(90,000)		-
Net cash used by investing activities	(95,718)		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	103,000		-
Proceeds from convertible debt, net	204,657		394,599
Proceeds from short term loan	700,000
Payment on convertible debt	(86,309)
Proceeds from note payable-related party	-		1,662
Proceeds from assignment of receivables	-		59,851
Payment on assignment of receivables	-		(74,568)
Net cash provided by financing activities	921,348		381,544

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	130,043		(4,463)
Cash, beginning of period	463,874		14,700
Cash, end of period	$593,917		$10,237

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$
Income taxes paid	$-	$
Common stock issued for convertible debt	$630,763		$83,879
Derivative liabilities	$160,361		$161,941

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2021

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2020. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six-month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020 and March 31, 2021.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $945,962 measured at fair value at March 31, 2021.

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,341,023

Total				$1,341,023

The Company has convertible debt of $818,962 measured at fair value at September 30, 2020.

	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,341,023

Total				$1,341,023

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $17,788,702. The Company’s working capital deficit is $3,671,254.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation in this Report.

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

NOTE 4 – ACQUISITION OF WHOLLY OWNED SUBSIDIARIES

On April 24, 2019, the Company filed a Form 8-K reporting that effective on April 16, 2019, the Company completed the closing of the two separate Share Exchange Agreements with unaffiliated third parties, dated March 22, 2019, pursuant to which the Company acquired 100% of the capital stock of NuAxess 2, Inc., a Delaware corporation, and PR345, Inc. n/k/a OpenAxess, Inc., a Texas corporation. Pursuant to these Agreements, the Company acquired all of the capital stock of NuAxess and PR345 in exchange for the issuance to the shareholders of NuAxess and PR345 shares of newly authorized Series C and D Convertible Preferred Stock, par value $0.10 per share (the “Series C and Series D Preferred”). Pursuant to the respective Certificates of Designation, as amended, applicable to the Series C and Series D Preferred, the holders of said shares are subject to, among other provisions, beneficial ownership limitations which provide that none of the holders of Series C and Series D Preferred nor any affiliates can exercise their conversion rights if, as a result of such conversions, a holder (including any affiliates) would own in excess of 4.99% of the Company’s outstanding shares. The Share Exchange Agreement transactions were valued at $80,000 and, as a result, a loss on acquisition in the amount of $76,900 was recorded

NOTE 5 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

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

NOTE 6 – INVESTMENTS

Investments in debt and marketable securities, other than investments accounted for under the equity method, are classified as trading, available-for-sale or held-to-maturity. Our marketable equity investments are classified as either trading or available-for-sale with their cost basis determined by the specific identification method. Our investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as either trading or available-for-sale. Realized and unrealized gains and losses on trading securities and realized gains and losses on available-for-sale securities are included in net income. Unrealized gains and losses, net of deferred taxes, on available-for-sale securities are included in our consolidated balance sheets as a component of AOCI, except for the change in fair value attributable to the currency risk being hedged.

Available for Sale Securities and Held to Maturity

As of March 31, 2021 and 2020, our available for sale securities had a fair value of $5,718 and $0, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on available for sale securities of $684 and $0 as of March 31, 2021 and 2020, respectively. The Company did not have any held to maturity securities.

Trading Securities

As of March 31, 2021 and 2020, the Company had no outstanding trading securities. The Company’s trading securities primarily consist of the short term trading of options. The company had net realized income from trading securities of $19,707 and $0 for the period ended March 31, 2021 and 2020, respectively.

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

The conversion feature of the replacement note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1775 was $292,344 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $292,344 valuation of the conversion feature, $195,528 was recorded as an expense and reported as a loss on issuance of convertible debt.

On or about November 29, 2019, the Company and the institutional investor entered into a Note Extension Agreement (“Extension Agreement”). Pursuant to the Extension Agreement the maturity date was extended to November 30, 2020.

During the period ended March 31, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $9,061 of regular interest and $32,993 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.04487 was $210,363 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $210,363 valuation of the conversion feature, $116,363 is recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $4,687, of regular interest, $0 of original issue and $46,871 of derivative liability discount was expensed.

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

In December 2020, the investor converted $96,000 of Principal due under the Modification into 2,400,000 shares of common stock. In January 2021, the investor converted the remaining $134,000 into 3,350,000 shares of common stock and fully retired the note.

During the period ended March 31, 2021, $4,910 of regular interest and $225,993 of derivative liability discount was expensed, there was no corresponding expense during the period ended March 31, 2020

On or about April 25, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. The investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1062 was $139,348 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $139,348 valuation of the conversion feature, $69,348 was recorded as an expense and reported as a loss on issuance of convertible debt.

Between December 2019 and June 2020, the investor converted all of the outstanding principal and interest in the amount $75,000 of principal and $10,580 of accrued interest into 615,293 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $4,243 of regular interest, $2,500 of original issue discount, and $35,000 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1510 was $175,334 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $175,334 valuation of the conversion feature, $118,334 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $7,898 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $3,971 of regular interest, $4,500 of original issue discount, and $28,500 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1607 was $131,162 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $131,162 valuation of the conversion feature, $84,662 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $5,485 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $3,008, of regular interest, $1,750 of original issue discount, and $23,250 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0902 was $76,989 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $76,989 valuation of the conversion feature, $31,989 was recorded was an expense and reported as a loss on issuance of convertible debt.

On January 21, 2020, the May 17, 2019 note was assigned to another investor with the original terms of the note remaining unchanged.

During the period ended March 31, 2021, $5,984 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $3,715, of regular interest, $2,536 of original issue discount, and $22,826 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0765 was $138,861 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $138,861 valuation of the conversion feature, $38,861 was recorded as an expense and reported as a loss on issuance of convertible debt.

Between May 2020 and June 2020, the investor converted all of the outstanding principal and interest in the amount $110,000 of principal and $19,222 of accrued interest into 1,495,119 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $11,518, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0631 was $122,694 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $122,694 valuation of the conversion feature, $72,694 was recorded as an expense and reported as a loss on issuance of convertible debt.

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

The conversion feature of this replacement note represents an embedded derivative. A derivative liability with an intrinsic value of $0.04407 was $145,522 using a binomial pricing model and was calculated as a derivative liability discount to the Note. That amount is recorded as a new contra-note payable amount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the Note. Because of the derivative nature of the $145,522 valuation of the conversion feature, $49,762 was recorded as an expense and reported as a loss on issuance of convertible debt.

Between January 2020 and May 2020, the investor converted all of the outstanding principal and interest in the amount $95,760 of principal and $5,644 of accrued interest into 705,850 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $4,618 of regular interest and $47,880 of derivative liability discount was expensed.

On or about July 1, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $112,500, together with interest at the rate of 12% per annum with a maturity date of December 25, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the average of the two lowest trading prices for the Company’s Common Stock during the preceding 20 trading day period prior to the Conversion Date. The Company paid fees of $122,500 which was recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0696 was $182,517 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $182,517 valuation of the conversion feature, $82,517 was recorded aas an expense and reported as a loss on issuance of convertible debt.

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

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $6,768, of regular interest, $4,167 of original issue discount, and $33,333 of derivative liability discount was expensed.

On or about July 12 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum with a maturity date of April 12, 2020, which investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 50% multiplied by the Market Price, representing a discount rate of 50%, in which Market Price is the lowest trading price (average of the two lowest closing bid prices) for the Company’s Common Stock during the preceding 25 trading day period prior to the Conversion Date. The Company paid $7,500 in original issue discount, fees of $2,750 and issued warrants valued at $27,911 all of which are recorded as a debt discount and being amortized over the life of the loan

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0416 was $91,496 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $91,496 valuation of the conversion feature, $54,656 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

Between January 2020 and June 2020, the investor converted the outstanding $75,000 of principal and $6,149 of accrued interest into 754,604 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $4,485, of regular interest, $27,819 of original issue discount, and $24,515 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0754 was $642,857 using a binomial pricing model and was calculated as a derivative liability discount to the note. Because the entire note now was fully discounted by the amounts above, the $642,857 wa recorded as an expense and reported as a loss on issuance of convertible debt.

On February 13, 2020, the note entered a maturity date default resulting in a default premium of $94,600 being added to the principal of the note and the interest rate increasing to 18%.

Between February 2020 and June 2020, the investor converted the outstanding $225,000 of principal, $94,600 of default premium and $27,656 of accrued interest into 2,943,441 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $15,925, of regular interest and $166,304 of original issue was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.05368 was $84,403 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $84,403 valuation of the conversion feature, $36,903 was recorded as an expense and reported as a loss on issuance of convertible debt.

Between March 2020 and May 2020, the investor converted the outstanding $55,000 of principal and $2,828 of accrued interest into 353,123 post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $2,237, of regular interest, $3,602 of original issue and $22,815 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0483 was $125,504 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $125,504 valuation of the conversion feature, $75,504 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

Between May 2020 and June 2020, the investor converted the outstanding principal of $59,400 and accrued interest of $3,564 into 639,021 of post-split shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $2,772, of regular interest, $3,596 of original issue and $19,126 of derivative liability discount was expensed

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0179 was $29,833 using a binomial pricing model and was calculated as a derivative liability discount to the note. Because the entire note now was fully discounted by the amounts above, the $29,833 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended June 30, 2020, the Company paid this note in full.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $944, of regular interest, $23,964 of original issue and $0 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $4.94 was $247,000 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $247,000 valuation of the conversion feature, $197,000 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $5,304 of regular interest and $2,052 of derivative liability discount was expensed. During the period ended March 31, 2020, $1,014, of regular interest, $0 of original issue and $13,806 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $3.64 was $271,345 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $271,345 valuation of the conversion feature, $203,560 was recorded as an expense and reported as a loss on issuance of convertible debt.

On September 15, 2020, the investor converted $55,193 of principal and $7,228 of accrued interest into 917,395 of post-split shares of common stock.

During the period ended December 31, 2020 the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended March 31, 2020, $1,789, of regular interest, $2,869 of original issue and $19,126 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3637 was $201,137 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $201,137 valuation of the conversion feature, $128,137 was recorded as an expense and reported as a loss on issuance of convertible debt.

On December 11, 2020 the investor converted the outstanding principal of $75,000 and $4,512 of accrued interest into 806,413 shares of common stock.

During the period ended March 31, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.30314 was $479,972 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $479,972 valuation of the conversion feature, $289,972 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

On December 11, 2020 the investor converted principal of $40,000 into 404,040 shares of common stock.

During the period ended March 31, 2021 the investor converted principal of $95,000 into 1,040,750 shares of common stock.

During the period ended March 31, 2021, $7,139 of regular interest, $14,959 of original issue discount and $94,740 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.29498 was $67,600 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $67,600 valuation of the conversion feature, $29,600 was recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended March 31, 2021, $1,7800 of regular interest, $2,992 of original issue discount and $18,948 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3603 was $82,569 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $82,569 valuation of the conversion feature, $44,569 was recorded as an expense and reported as a loss on issuance of convertible debt.

On December 16, 2020 the investor converted the outstanding principal of $44,000 and $1,774 of accrued interest into 462,368 shares of common stock.

During the period ended March 31, 2020, $660 of regular interest, $4,136 of original issue discount and $26,196 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.3116 was $168,946 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $168,946 valuation of the conversion feature, $168,946 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $10,526 of regular interest and $90,479 of original issue discount was expensed. There was no corresponding expense during the period ended December 31, 2019.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.2996 was $89,167 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $89,167 valuation of the conversion feature, $74,250 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $2,493 of regular interest, $17,257 of original issue discount and $7,337 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $.2085 was $155,957 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $155,957 valuation of the conversion feature, $76,582 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $4,917 of regular interest, $15,312 of original issue discount and $39,688 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

During the period ended March 31, 2021, $54,000 of regular interest, $27,000 of original issue discount and $43,571 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1883 was $192,143 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $192,143 valuation of the conversion feature, $156,593 was recorded as an expense in the current period and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $6,765 of regular interest, $13,191 of original issue discount and $24,049 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1951 was $232,262 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $232,262 valuation of the conversion feature, $185,762 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $2,893 of regular interest, $3,736 of original issue discount and $20,440 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.1538 was $163,028 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $163,028 valuation of the conversion feature, $84,717 was recorded as an expense and reported as a loss on issuance of convertible debt.

During the period ended March 31, 2021, $16,684 of regular interest, $19,776 of original issue discount and $40,446 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

NOTE 8 – COMMON AND PREFERRED STOCK

On May 13, 2019, the Company filed a Definitive Information Statement on Schedule 14 C for the purpose of increasing the authorized shares of common stock, par value $0.001 (“Common Stock”) from 100,000,000 shares to 900,000,000 shares of Common Stock.

Preferred Stock

Series B Super Voting Preferred Stock

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

Series C and Series D Convertible Preferred Stock

On April 2, 2019, the Company filed two Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 400,000 shares of Series C Convertible Preferred Stock par value $0.10 and 400,000 shares of Series D Convertible Preferred Stock par value $0.10, which were originally issued pursuant to two separate Share Exchange Agreements, see Note 5. The shares of Series C Preferred Stock may convert into a number of shares of the Company’s Common stock equal to a total of 67.5% of the Company’s outstanding shares of Common Stock on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series C Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series C Convertible Preferred Stock as described in the Certificate of Designation. The Series C Holders will not have any voting rights.

During the quarter ended September 30, 2020, a total of 2,080 shares of the Series C Preferred Stock were converted into 950,000 shares of common stock.

During the quarter ended December 31, 2020, 3,275 shares of Series C Preferred Stock were converted into 2,000,000 shares of common stock.

During the quarter ended March 31, 2021, a total of 3,646 shares of Series C Preferred Stock were converted into 3,650,000 shares of common stock.

The shares of Series D Preferred Stock may convert into a number of shares of the Company’s Common stock equal to a total of 25% of the Company’s outstanding shares of Common Stock on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series D Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series C Convertible Preferred Stock as described in the Certificate of Designation. The Series D Holders will not have any voting rights.

Series E Convertible Preferred Stock

On April 8, 2019, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 25,000 shares of Series E Convertible Preferred Stock with par value $0.10 and stated value $10. The shares of Series E Preferred Stock may convert into a number of shares of the Company’s Common stock equal to a total of thirty-three thousandths of a percent (0.00033%) of the Company’s outstanding shares of Common Stock on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series E Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series E Convertible Preferred Stock as described in the Certificate of Designation. The Series E Holders will not have any voting rights.

On April 8, 2019, the Company issued 18,182 shares of Series E Convertible Preferred Stock (“Series E Preferred”) to an institutional investor in consideration for funding the $100,000 payment made to Aurum pursuant to the MBO Agreement.

During the quarter ended March 31, 2021, a total of 1,365 shares of Series E Convertible Preferred stock were converted into 2,150,000 shares of common stock.

Series F Convertible Preferred Stock

On March 9, 2019, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 20,750 shares of Series F Convertible Preferred Stock with par value $0.10 and stated value $10. The shares of Series F Preferred Stock may convert into a number of shares of the Company’s Common stock based on a Conversion Rate calculated as the “Conversion Amount divided by Conversion Price” where Conversion Amount is the sum of the Stated Value of Series F Preferred shares to be converted and $1,250 worth of Common Stock to cover the Preferred Shareholder’s transaction expenses and the Conversion Price is the lower of (i) the lowest Closing Bid Price , or (ii) the Fixed Price equal to $.04 per share, on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series F Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series F Convertible Preferred Stock as described in the Certificate of Designation. The Series F Holders will not have any voting rights.

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

13% Series G Cumulative Redeemable Perpetual Preferred Stock

On April 27, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 2,000,000 shares of 13% Series G Cumulative Redeemable Perpetual Preferred Stock, par value $0.10 and a stated value of $25 per share. The Series G Holders will not have any voting rights. To date, no shares of the Series G Cumulative Redeemable Perpetual Preferred Stock have been issued or are outstanding.

Series M Convertible Preferred Stock

On April 27, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 50,000 shares of Series M Convertible Preferred Stock with par value $0.10. Each share of Series M Preferred Stock may convert into 50 shares of the Company’s outstanding shares of Common Stock on the date of closing provided the beneficial ownership of the holder of Series M Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series M Convertible Preferred Stock as described in the Certificate of Designation. The Series M Holders will not have any voting rights.

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

During the quarter ended March 31, 2021, a total of 6,000 shares of Series M Convertible Preferred stock were converted into 300,000 shares of common stock.

Series A Convertible Preferred Stock

On July 2, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 2,851,318 shares of Series A Convertible Preferred Stock with par value $0.10. Each shares of Series M Preferred Stock may convert into 1 share of the Company’s outstanding shares of Common Stock on the date of closing provided the beneficial ownership of the holder of Series M Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series A Convertible Preferred Stock as described in the Certificate of Designation. The Series A Holders will not have any voting rights. The shares were issued in exchange for an outstanding warrant.

During the quarter ended September 30, 2020, 950,000 shares of Series A Preferred Stock were converted into 950,000 shares of common stock.

Series H Convertible Preferred Stock

On August 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 5,000 shares of Series H Convertible Preferred Stock with par value $0.10 and stated value $10. The shares of Series H Preferred Stock may convert into a number of shares of the Company’s Common stock based on a Conversion Rate calculated as the “Conversion Amount divided by Conversion Price” where Conversion Amount is the sum of the Stated Value of Series H Preferred shares to be converted and $1,250 worth of Common Stock to cover the Preferred Shareholder’s transaction expenses and the Conversion Price is the lower of (i) the lowest Closing Bid Price , or (ii) the Fixed Price equal to $.25 per share, on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series H Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series H Convertible Preferred Stock as described in the Certificate of Designation. The Series H Holders will not have any voting rights. The shares were issued for cash of $25,000.

During the quarter ended March 31, 2021, a total of 1,259 shares of Series H Convertible Preferred stock were converted into 599,733 shares of common stock.

7% Series O Cumulative Redeemable Perpetual Preferred Stock

On September 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 1,000,000 shares of Series O 7% Redeemable Cumulative Preferred Stock, par value $0.10 and a stated value of $12.50. The Series O Holders will not have any voting rights. None of these shares have been issued.

9% Series N Convertible Preferred Stock

On November 20, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 100,000 shares of Series N Convertible Preferred Stock with par value $0.10. Each shares of Series N Preferred Stock may convert into the Company’s outstanding shares of Common Stock on the date of closing at a Variable Conversion Price which is equal to 65% of the average of the lowest three Volume-Weighted Average Price for the Company’s Common Stock (representing a discount rate of 35%) during the ten (10) Trading Days ending on the latest complete Trading Day prior to the Conversion Date, provided the beneficial ownership of the holder of Series N Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series N Convertible Preferred Stock as described in the Certificate of Designation. The Series N Holders will not have any voting rights.

On November 27, 2020 the Company issued 10,300 of Series N Preferred Stock for cash of $103,000 and paid $3,000 in fees related to the issuance.

The shares of Preferred Stock outstanding at March 31, 2021 and September 30, 2020

	Period Ended
Preferred Stock Series	March 31, 2021	September 30, 2020
A	1,901,318	1,901,318
B	1	1
C	390,981	397,920
D	400,000	400,000
E	16,817	-
F	-	3,400
H	3,74	5,000
M	8,500	10,000
N	10,300	-
Total	2,731,658	2,717,639

Common Stock

On February 23, 2020, the Company implemented a 1 for 100 reverse split of its outstanding common stock (the “Reverse Split”). All issuances for services are valued at market price on the approximate date of service unless otherwise noted.

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

During the three-month period ended December 31, 2020, the Company issued 5,276,643 shares of common stock for the conversion of convertible debt valued at $321,015; 164,155 shares of common stock for the issuance of convertible debt valued at $32,688. The $32,688 was recorded as debt discount and will be amortized over the life of the notes; 20,000 shares of common stock for financing fees valued at $4,340; 2,881,250 for the conversion of preferred stock (see above); and 2,199,073 for conversion of warrants. Additionally, 230,659 shares of common stock were authorized for issuance valued at $45,050, the shares are disclosed in “to be issued”.

During the three-month period ended March 31, 2021, the Company issued 6,409,503 shares of common stock for the conversion of convertible debt valued at $309,750 and 6,699,733 for the conversion of preferred stock (see above).

The following warrants were outstanding at March 31, 2021:

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

NOTE 9 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at March 31, 2021 and 2020 was $10,515 and $9,727, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at March 31, 2021 and September 30, 2019 was $66,509 and 61,361, respectively, the companies had directors in common at the time of the transaction.

On March 21, 2019, we filed a Certificate of Designation amending our Articles of Incorporation and designating the rights and restrictions of one (1) share of our Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by our Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, we issued to Sheldon Karasik, who was then our Chief Executive Officer, President and Chairman, the one (1) share of our Series B Preferred Stock in exchange for $0.16, which price was based on the closing price of our Common Stock as of November 5, 2018, the date the issuance was approved by our Board. Sheldon Karasik, as the holder of our Series B Preferred Stock, is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019. On or about April 16, 2019, in connection with the closing of the Share Exchange Agreements between the Company and NuAxess and PR345, n/k/a OpenAxess, Sheldon Karasik sold, transferred and assigned his one (1) share of Series B Preferred Stock to Pat Dileo, the Company’s new Chief Executive Officer and Chairman..

NOTE 10 – INCOME TAXES

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 31, 2018 the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended December 31, 2020 and September 30, 2019 are as follows:

	March 31, 2021	September 30, 2020
Net operating loss carryforwards	17,777,794	16,910,125
Deferred tax asset	4,066,546	3,884,335
Valuation allowance for deferred asset	(4,066,546)	(3,884,335)
Net deferred tax asset	-	-

At March 31, 2021 and September 30, 2020, the Company has net operating loss carryforwards of approximately $17,777,794 and $16,910,125 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2020 to March 31, 2021 was $182,211.

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

NOTE 11 – SUBSEQUENT EVENTS

On April 9, 2021, the Company entered into a Master Senior Loan Agreement (“MSLA”) with BeachStar Partners, LLC as Lender and Administrative Agent. Pursuant to the MSLA, the Company borrowed the initial sum of $4,200,000, which sum has been received by the Company in full and is repayable as the greater of a set monthly sum or a percentage of monthly premiums received by the Company. The MSLA is not convertible to the Company’s stock unless in the event of a material uncured default of the MSLA. The MSLA further provides for additional incremental loans in tranches of $1,000,000 per every 500 insured lives added by the Company, up to a maximum of 65,000 insured lives, or $130,000,000.

During April, 2021, the Company paid existing convertible notes in the amount of $754,319 and Series N Convertible Preferred Stock in the amount of $136,933

On April 8, 2021, the Company issued 1,078,431 shares of common stock for $55,000 of convertible debt principal.

In April 2021, the Company declined to approve the conversion of a total of 1,280 shares of Series E Convertible Preferred Stock into 2,000,000 shares of common stock.

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

Results of Operations for the Three and Six Months Ended March 31, 2021 compared to the Three and Six Months Ended March 31, 2020

Revenue

The Company generated no revenues from its former mining operations during the two periods ended March 31, 2021 and 2020. Furthermore, because the Company only retained 19% of the capital stock of the MMMM Mining Subsidiaries, the financial results of the former mining subsidiaries are not including in this Form 10-Q for the period ended March 31, 2021. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three month and nine months ended March 31, 2021 the Company received $9,077,045 and $18,089,847, respectively in revenue principally from insurance premiums and we incurred $8,688,841 and $17,674,071 in expense directly related to this revenue. During the three month and nine months ended March 31, 2020 the Company received $5,091,348 and $5,312,706, respectively in revenue principally from insurance premiums and we incurred $4,922,783 and $5,134,160 in expense directly related to this revenue

Expenses

Operating expenses for the three and six-month periods ended March 31, 2021 was $537,507 and $1,125,748 compared to $606,349 and $861,397 for the same periods of the prior year, representing a decrease of 11.35% for the three-month period and an increase of 30.69% for the six month period.

The main components of general and administrative expenses for the three and six-month period ended March 31, 2021 consisted of approximately $419,063 and of consulting fees, $25,600 of marketing fees and $31,194 of office expense. During the prior year for the three and six- month-period, the main components of general and administrative expenses were $230,714 and 392,120 in consulting fees and $195,396 and $195,396 in insurance fees and $17,814 and $17,814 in commissions.

Working Capital

The Company’s net loss for the three and six month-period ended March 31, 2021 was $700,260 and 867,577 a 69.9% and 71.39% decrease over the net loss of $2,326,683 and $3,032,347 at March 31, 2020. The change in net loss is due primarily to a decrease in non-cash gains of the revaluation of derivative liabilities and interest expense related to convertible debt financings offset by an increase in general and administrative expense and payroll expense.

During the three and six months ended March 31, 2021, our principal sources of liquidity included cash received from revenue, convertible notes payable, short term loans and the sale of preferred stock. During the three and six months ended March 31, 2020 our principal source of liquidity included proceeds from convertible debt and assignment of future receivables. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $695,587 and $386,007 for the six months ending March 31, 2021 and 2021, respectively. Net cash used by investing activities totaled $95,718 and $0 at March 31, 2021 and 2020, respectively. Net cash provided by financing activities totaled $921,348 and $381,544 for the six-month periods ending March 31, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily attributed to an increase in short term loans and sales of preferred stock in 2021 as compared to 2020. The cash increased to $593,917 at March 31, 2021 from $463,874 at September 30, 2020.

As reflected in our accompanying financial statements, other than approximately $204,657 and $700,000 received from the issuance of convertible notes, short term loans and $103,000 from the sale of preferred stock during the six-month period ended March 31, 2021, we have limited cash negative working capital limited revenues and an accumulated deficit of $17,788,702 and $16,910,125 for the six-month period ending March 31, 2021 and year ended September 30, 2020, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $200,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of March 31, 2021, we have contractual obligations relating to debt or anticipated debt, as follows:

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

The following is a listing of the convertible debt principal amounts outstanding at March 31, 2021.

Arin	44,000
Auctus Fund LLC	173,500
BHP Capital NY, Inc	55,000
Crossover Capital Fund I, LLC	50,000
Crown Bridge Partners, LLC	50,000
Harbor Gates Capital, LLC	85,000
International Financial Enterprise Bank, Inc.	442,537
Jefferson Street Capital, LLC	96,000
KinerjaPay Corp.	50,000
MBS Gloeq Corp	55,000
Quick Capital, LLC	128,260
Sunshine Equity Partners LLC	50,000

Total	$1,279,297

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of March 31, 2021 Amount	As of September 30, 2020 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at March 31, 2021 was $11,304. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at March 31, 2021 was $66,509.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the six-months ended March 31, 2021 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2021 6,409,503 shares of common stock for the conversion of convertible debt at an average conversion price of $0..048 and 6,699,733 for the conversion of 12,288 shares of multiple series of preferred stock.

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

Quad M Solutions, Inc.

Dated: May 24, 2021	By:	/s/ Pasquale (Pat) Dileo
Pasquale (Pat) Dileo
Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

