Form 10-Q/A
period 2021-03-31
Quad M Solutions, Inc.
filed 2021-05-25
CIK 66600

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 of Quad M Solutions, Inc. (the “Company”) is to amend Part I (Item 1) correcting certain typographical errors in Financial Statements and related informed as reviewed by the Independent Registered Public Accounting Firm per the requirements of Form 10-Q.

In addition to amending Items 1 of Part I with updated Financial Statements correcting the typographical errors, this Amendment amends Item 6 of Part II to include new certifications being provided with this Amendment pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	September 30, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$593,917	$463,874
Prepaid financing fees	-	15,000
Short term loan receivable	90,000	-
Total Current Assets	683,917	478,874

OTHER ASSETS
Investments	5,718	-
Total Other Assets	5,718	-

TOTAL ASSETS	$689,635	$478,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,219	$12,191
Accrued interest	152,784	81,468
Notes payable - related party	59,790	59,790
Convertible debt, net	945,963	818,596
Derivative liability	1,341,024	3,763,090
Accrued expense	701,391	690,334
Aurum payable	400,000	400,000
Short term loan	700,000	-
Accrued revenue	-	5,315
Total Current Liabilities	4,310,171	5,830,783

TOTAL LIABILITIES	4,310,171	5,830,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,731,657 and 2,717,638 issued and outstanding	273,166	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 43,771,367 and 20,121,010 shares issued and outstanding	43,771	20,121
Additional paid-in capital	13,651,529	11,014,932
Shares to be issued	202,800	254,500
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(17,788,702)	(16,910,125)
Total Stockholders’ Equity	(3,620,536)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$689,635	$478,874

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

On November 27, 2020 the Company issued 10,300 of Series N Preferred Stock for cash of $103,000 and paid $3,000 in fees related to the issuance.

The shares of Preferred Stock outstanding at March 31, 2021 and September 30, 2020

	Period Ended
Preferred Stock Series	March 31, 2021	September 30,2020
A	1,901,318	1,901,318
B	1	1
C	390,981	397,920
D	400,000	400,000
E	16,817	-
F	-	3,400
H	3,74	5,000
M	8,500	10,000
N	10,300	-
Total	2,731,658	2,717,639

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended March 31, 2021 and September 30, 2019 are as follows:

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2021, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

