Form 10-Q
period 2021-06-30
Quad M Solutions, Inc.
filed 2021-08-23
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

As of August 18, 2021, there were 54,892,004 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$845,504	$463,874
Prepaid interest	4,717
Prepaid financing fees	-	15,000
Short term loan receivable	90,000	-
Total Current Assets	940,221	478,874

OTHER ASSETS
Investments	2,981	-
Total Other Assets	2,981	-

TOTAL ASSETS	$943,202	$478,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$9,221	$12,191
Accrued interest	69,627	81,468
Notes payable - related party	59,790	59,790
Convertible debt, net	116,000	818,596
Derivative liability	258,949	3,763,090
Accrued expense	730,172	690,334
Aurum payable	400,000	400,000
Note payable	4,135,000	-
Due to preferred shareholders	1,700,000	-
Accrued revenue	-	5,315
Total Current Liabilities	7,478,759	5,830,783

TOTAL LIABILITIES	7,478,759	5,830,783

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,717,638 issued and outstanding	230,454	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 47,676,046 and 20,121,010 shares issued and outstanding	47,676	20,121
Additional paid-in capital	15,582,669	11,014,932
Shares to be issued	202,800	254,500
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(22,596,056)	(16,910,125)
Total Stockholders’ Equity	(6,535,557)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$943,202	$478,874

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Nine Months Ended June 30
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$10,630,064	4,731,316	28,719,911	10,044,022

COST OF SALES	9,547,713	4,542,031	27,221,784	9,676,191
GROSS PROFIT	1,082,351	189,285	1,498,127	367,831

OPERATING EXPENSES
Insurance expense	-	65,466	-	260,862
Professional fees	47,706	74,000	195,408	77,028
General and administrative	500,034	360,548	1,007,599	885,795
Research and development	1,595,075	-	1,595,075	-
Officers’ fees	49,000		149,000	-
Payroll expense	247,058		578,488	-
Sales expense	117	46,508	351	104,312
Travel	25,566	26	64,383	39,948
Stock compensation	-	-	-	40,000
TOTAL OPERATING EXPENSES	2,464,556	546,548	3,590,304	1,407,945

LOSS FROM OPERATIONS	(1,382,205)	(357,263)	(2,092,177)	(1,040,114)

OTHER INCOME (EXPENSES)
Interest expense	(536,565)	(387,779)	(1,508,211)	(1,126,087)
Interest income	13		16
Financing fees	-	(255,124)	(35,740)	(355,995)
Gain (loss) on issuance of convertible debt	(11,020)	(498,402)	(438,092)	(1,532,579)
Gain (loss) on revaluation of derivative	(108,010)	559,970	1,137,449	129,048
Gain (loss) on assignment of receivable		-	-	(35,699)
Gain (loss) on extinguishment of debt	(2,659,738)	-	(2,659,738)	-
Prepayment/default premium	(115,675)	-	(115,675)
Gain (loss) on securities	20,139	-	39,846	-
Unrealized gain (loss) on available for sale securities	(2,737)		(2,053)	-
Other income (expense)	(11,556)	691	(11,556)	(8,828)
TOTAL OTHER INCOME (EXPENSES)	(3,425,149)	(580,644)	(3,593,754	(2,930,140)

LOSS BEFORE TAXES	(4,807,354)	(937,908)	(5,685,931	(3,970,225)

INCOME TAXES	-	-	-	-

NET LOSS	$(4,807,354)	(937,908)	(5,685,931)	(3,970,225)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.12)	(0.15)	(0.18)	(1.52)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	39,162,822	7,125,207	32,270,897	2,867,684

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, December 31, 2019	695,596	$695	800,000	$80,000	$4,445,369	$(7,785,356)	$18,458	$(3,240,835)

Common stock issued for convertible debt	130,094	130			120,940			121,070
Common stock issued for services	5,000	5			19,995		20,000	40,000
Retirement of derivative liability					142,376			142,376
Preferred stock issued for financing fees			20,750	2,075				2,075
Conversion of preferred stock	43,750	44	(5,000)	(500)	1,706			1,250
Warrants issued for convertible debt					32,214			32,214
Net income for period ending March 31, 2020						(2,326,681)		(2,326,681)
Balance, March 31, 2020	874,440	$874	815,750	$81,575	$4,762,600	$(10,112,037)	$38,458	$(5,228,529)

Common stock issued for services	200,000	200			66,300		5,500	72,000
Common stock issued for convertible debt	8,970,724	8,972			739,396			748,367
Conversion of warrants	1,074,302	1,074			(1,074)			-
Conversion of preferred stock	3,217,500	3,218	(6,920)	(692)	7,474			10,000
Retirement of derivative liability					1,799,899			1,799,899
Preferred stock issued for financing fees					205,425			205,425
Net Income for period ending, June 30, 2020						(937,908)		(937,908)
Balance, June 30, 2020	14,336,966	$14,338	808,830	$80,883	$7,580,020	$(11,049,945)	$43,958	$(3,330,747)

Common stock issued for services	10,000	10			5,490		(5,500)	-
Common stock issued for convertible debt	2,267,183	2,267			200,913			203,180
Conversion of preferred stock	3,395,000	3,395	(959,010)	(95,901)	93,756			1,250
Preferred stock issued in exchange of warrants			2,851,318	285,132	(285,132)			-
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for services			11,500	1,150	731,622		212,942	945,714
Retirement of derivative liability					835,511			835,511
Warrants issued with convertible debt					252,800			252,800
Warrant down-round					1575,068	(1,575,068)		-
Excess shares issued with split	111,860	112			(112)			-
Net income for period ending September 30, 2020						(4,285,112)		(4,285,112)
Balance, September 30, 2020	20,121,010	$20,121	2,717,638	$271,764	$11,014,932	$(16,910,125)	$251,400	$(5,351,909)

Common stock issued for services							45,050	45,050
Common stock issued for convertible debt	5,276,643	5,278			315,737			321,015
Common stock issued with convertible debt	164,155	164			32,524			32,688
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	2,881,250	2882	(6,675)	(668)	(2,214)			-
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred stock issued for services			4,500	450	123,300		(123,750)	-
Retirement of derivative liability					990,980			990,980
Conversion of warrants	2,199,073	2,199			(2,199)			-
Net Income for period ending December 31, 2020						(178,317)		(178,317)
Balance, December 31, 2020	30,662,131	$30,662	2,725,763	$272,576	12,579,352	$(17,088,442)	$172,700	(4,033,151)

Stock to be issued for services							27,000	27,000
Common stock issued for convertible debt	6,409,503	6,410	-		303,340			309,750
Conversion of preferred stock	6,699,733	6,700	(12,288)	(1,230)	(4,220)			1,250
Preferred stock issued for services	-		18,182	1,818				1,818
Retirement of derivative liability					773,056			773,056
Net Income for period ending March 31, 2021						(700,260)		(700,260)
Balance, March 31, 2021	43,771,367	43,771	2,731,657	273,166	13,651,529	(17,788,702)	199,700	(3,620,536)

Common stock issued for convertible debt	2,054,679	2,059	-		113,965			116,019
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,345			417,655
Reversal of preferred shares	(150,000)	(150)	85	8	142			-
Retirement of preferred shares			(410,300)	(41,030)	176,721			135,691
Retirement of derivative liability					1,222,966			1,222,966
Net Income for period ending June 30, 2021						(4,807,354)		(4,807,354)
Balance, June 30, 2021	47,676,046	47,674	2,304,540	230,454	15,582,669	22,596,056	199,700	(6,535,557)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2021		2020
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$(5,685,931)	$(3,970,255)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount		1,181,185	960,267
Amortization of prepaid financing fees		15,000	-
Common stock issued for services		72,050	114,158
Loss on issuance of convertible debt		405,079	1,532,579
Common stock issued for financing fees		4,340	-
Preferred stock issued for services		1,819	-
Loss (gain) on revaluation of derivative liability		(1,137,449)	(129,048)
Loss (gain) on extinguishment of debt		2,618,223	-
Loss on assignment of debt		-	(35,699)
Preferred stock issued for financing fees		-	207,500
Financing fees		-	354,500
Common stock issued for conversion of preferred stock		1,251	-
Loss on marketable securities		2,737	-
Changes in assets and liabilities:
Decrease (increase) in prepaids
Increase (decrease) in accounts payable		(2,970)	(25,490)
Increase (decrease) in accrued interest		(9,601)	31,912
Increase (decrease) in prepaid revenue		(5,315)
Increase (decrease) in accrued expense		39,838	375,000
Increase (decrease) in due to preferred shareholders		(300,000)	-
Net cash used by operating activities		(2,799,744)	(513,178)

CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities		(5,718)
Short term loan		(90,000)
Net cash used by investing activities		(95,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock		103,000
Proceeds from convertible debt, net		204,852	725,152
Proceeds from short term loan
Payment on convertible debt		(615,760)	(49,000)
Proceeds from note payable-related party			1,662
Proceeds from note payable		3,585,000	250,000
Proceeds from assignment of receivables			59,851
Payment on assignment of receivables			(95,550)
Net cash provided by financing activities		3,277,092	892,115

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS		381,630	378,937
Cash, beginning of period		463,874	14,700
Cash, end of period		$845,504	$393,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$
Income taxes paid	$
Common stock issued for convertible debt		$735,764	$1,015,792
Derivative liabilities		$2,987,005	$1,799,899

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2021

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

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2020. In the opinion of management, the unaudited interim financial statements furnished herein includes all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine-month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2020 and June 30, 2021.

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $116,000 measured at fair value at June 30, 2021.

	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	-			$258,949

Total				$258,949

The Company has convertible debt of $818,962 measured at fair value at September 30, 2020.

	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability	-			$3,763,090

Total				$3,763,090

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $22,596,056. The Company’s working capital deficit is $6,538,538

Achievement of the Company’s objectives will depend on its ability to obtain additional financing, to generate revenue from current and planned business operations, and to effectively operating and capital costs.

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

Available for Sale Securities and Held to Maturity

As of June 30, 2021 and 2020, our available for sale securities had a fair value of $2,981 and $0, respectively, and consisted primarily of equity securities. The Company had net unrealized gains on available for sale securities of $2,737 and $0 as of June 30, 2021 and 2020, respectively. The Company did not have any held to maturity securities.

Trading Securities

As of June 30, 2021 and 2020, the Company had no outstanding trading securities. The Company’s trading securities primarily consist of the short term trading of options. The company had net realized income from trading securities of $19,707 and $0 for the period ended June 30, 2021 and 2020, respectively.

NOTE 7 – NOTE PAYABLE

On April 9, 2021, the Company entered into a Master Senior Loan Agreement (“MSLA”) with BeachStar Partners, LLC as Lender and Administrative Agent. Pursuant to the MSLA, the Company borrowed the initial sum of $4,200,000, which sum has been received by the Company in full. A Promissory was issued at closing, the Note bears interest at 18% per annum based on a 360-day year and is due eighteen months from the funding day. The Company pays interest monthly in the amount greater of $63,000 or 4% of the collections received by the Company. The Company has authorized the lender to apply the portion of each collections payment that exceeds the monthly interest amount to future monthly interest amount scheduled through the maturity date, at which time such excess payments shall be applied to the principle of the loan The MSLA is not convertible to the Company’s stock unless in the event of a material uncured default of the MSLA. The MSLA further provides for additional incremental loans in tranches of $1,000,000 per every 500 insured lives added by the Company, up to a maximum of 65,000 insured lives, or $130,000,000

NOTE 8 – CONVERTIBLE DEBT

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

During the period ended June 30, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $14,371 of regular interest and $32993 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $7,031, of regular interest, $0 of original issue and $70,307 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $4,910 of regular interest and $225,993 of derivative liability discount was expensed, there was no corresponding expense during the period ended June 30, 2020

On or about April 25, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12%per annum, with a maturity date of April 25, 2020. The investor had the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price equal 58% multiplied by the Market Price, representing a discount rate of 42%, in which Market Price is the average of the lowest two Trading Prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $1,250 in original issue discount and $3,000 as a fee both of which are recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $6,684 of regular interest, $2,842 of original issue discount, and $39,781 of derivative liability discount was expensed.

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

During the period ended June 3, 2021, $7,898 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $7,291 of regular interest, $5,213 of original issue discount, and $33,016 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $5,485 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $5,244, of regular interest, $2,104 of original issue discount, and $27,951 of derivative liability discount was expensed.

On April 5, 2021 the investor converted the outstanding principal of $50,000 into 925,930 shares of common stock.

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

During the period ended June 30, 2021, $5,984 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $6,707, of regular interest, $2,536 of original issue discount, and $22,826 of derivative liability discount was expensed.

On April 16, 2021, the Company paid the outstanding principal and interest at a discount in the amount of $37,410 to fully extinguish the debt and recorded a gain on extinguishment in the amount of $30,541

On or about May 21, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of November 21, 2019. The investor has the right at any time during the period beginning 180 days following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal 60% multiplied by the Market Price, representing a discount rate of 40%, in which Market Price is the lowest bid price for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $5,000 as a fee which is recorded as a debt discount and being amortized over the life of the loan.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $16,039, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $0 of regular interest and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $5,511 of regular interest and $92,710 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $12,015, of regular interest, $18,525 of original issue discount, and $74,098 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $6,091, of regular interest, $31,651 of original issue discount, and $26,122 of derivative liability discount was expensed.

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

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.0754 was $642,857 using a binomial pricing model and was calculated as a derivative liability discount to the note. Because the entire note now was fully discounted by the amounts above, the $642,857 was recorded as an expense and reported as a loss on issuance of convertible debt.

On February 13, 2020, the note entered a maturity date default resulting in a default premium of $94,600 being added to the principal of the note and the interest rate increasing to 18%.

Between February 2020 and June 2020, the investor converted the outstanding $225,000 of principal, $94,600 of default premium and $27,656 of accrued interest into 2,943,441 post-split shares of common stock.

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $24,656, of regular interest and $166,304 of original issue was expensed.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $2,424, of regular interest, $6,824 of original issue and $43,217 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $3,564, of regular interest, $9,400 of original issue and $50,000 of derivative liability discount was expensed

On or about December 20, 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $33,333, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at a Variable Conversion Price which is equal to the lower of $0.02 and 60% of the average of the two lowest closing bid prices for the Company’s Common Stock during the preceding 20 trading day period including the Conversion Date. The Company paid $8,333 in original issue discount and fees which are recorded as a debt discount and being amortized over the life of the loan. Additionally, the Company issued warrants valued at $98,000, this amount is also recorded as a debt discount, but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. As a result of this cap, $73,000 is recorded as an expense and reported as a loss on issuance of convertible debt.

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

During the period ended June 30, 2021, $0 of regular interest, $0 of original issue discount and $0 of derivative liability discount was expensed. During the period ended June 30, 2020, $15,667, of regular interest, $33,333 of original issue and $0 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $1,140 of regular interest was recaptured as a result of over expensing in the prior quarter and $2,052 of derivative liability discount was expensed. During the period ended June 30, 2020, $2,260, of regular interest, $0 of original issue and $30,784 of derivative liability discount was expensed.

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

Between July 2020 and September 2020, the investor converted the outstanding $115,000 of principal and $5,008 of accrued interest into 849,788 post-split shares of common stock.

During the period ended June 30, 2021, $0, of regular interest, $0 of original issue discount and $0 of derivative liability was expensed. During the period ended June 30, 2020, $4,114, of regular interest, $6,598 of original issue discount and $43,989 of derivative liability was expensed.

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

During the period ended December 31, 2020 the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock

During the period ended June 30, 2021, $244 of regular interest, $18,971 of original issue discount and $28,600 of derivative liability discount was expensed. During the period ended June 30, 2020, $4,472, of regular interest, $14,660 of original issue and $22,100 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $1,603 of regular interest, $1,353 of original issue discount and $49,400 of derivative liability discount was expensed. During the period ended June 30, 2020, $641 of regular interest, $142 of original issue discount and $5,200 of derivative liability discount was expensed.

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

On February 18, 2021 the investor converted principal of $40,000 into 467,836 shares of common stock.

On March 5, 2021 the investor converted principal of $55,000 into 572,917 shares of common stock.

On April 8, 2021 the investor converted principal of $55,000 into 1,078,431 shares of common stock.

On April 15, 2021, the Company paid $30,000 in principle, 12,956 in accrued interest and $4,644 as a prepayment penalty in the total amount of $47,600 to fully extinguish the note.

During the period ended March 31, 2021 the investor converted principal of $95,000 into 1,040,750 shares of common stock.

During the period ended June 30, 2021, $7,314 of regular interest, $20,384 of original issue discount and $129,096 of derivative liability discount was expensed. During the period ended June 30, 2020, $1,205 of regular interest, $2,055 of original issue discount and $6,849 of derivative liability discount was expensed.

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

On April 13,2021, the Company paid $44,000 in principle, $3,012 in accrued interest and $14,148 as a prepayment penalty in the total amount of $61,160 to fully extinguish the note.

During the period ended June 30, 2021, $1,897 of regular interest, $4,126 of original issue discount and $26,132 of derivative liability discount was expensed. During the period ended June 30, 2020, $215 of regular interest, $360 of original issue discount and $2,278 of derivative liability discount was expensed.

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

During the period ended June 30, 2021, $660 of regular interest, $4,136 of original issue discount and $26,196 of derivative liability discount was expensed. During the period ended June 30, 2020, $196 of regular interest, $329 of original issue discount and $2,082 of derivative liability discount was expensed.

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

On April 13,2021, the Company paid $94,180 in principle, $16,483 in accrued interest and $4,337 as a prepayment penalty in the total amount of $115,000 to fully extinguish the note.

During the period ended June 30, 2021, $11,220 of regular interest and $128,261 of original issue discount was expensed. There was no corresponding expense during the period ended June 30, 2020.

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

On April 13,2021, the Company paid $50,000 in principle, $3,904 in accrued interest and $28,596 as a prepayment penalty in the total amount of $82,500 to fully extinguish the note.

During the period ended June 30, 2021, $2,658 of regular interest, $26,456 of original issue discount and $11,248 of derivative liability discount was expensed. There was no corresponding expense during the period ended June 30, 2020.

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

On March 2, 2021, the investor converted 80,000 in principle into 2,018,750 shares of common stock

On April 13,2021, the Company paid $30,000 in principle, $6,025 in accrued interest and $11,983 as a prepayment penalty in the total amount of $48,008 to fully extinguish the note.

During the period ended June 30, 2021, $5,017 of regular interest, $27,849 of original issue discount and $72,179 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

On April 13,2021, this convertible note was acquired by another investor and is no longer a convertible debt all remaining derivative liability discount was expensed.

During the period ended June 30, 2021, $54,000 of regular interest and $130,951 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

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

On April 13,2021, the Company paid $55,000 in principle, $7,269 in accrued interest and $3,731 as a prepayment penalty in the total amount of $66,000 to fully extinguish the note.

During the period ended June 30, 2021, $7,269 of regular interest, $19,500 of original issue discount and $35,550 of derivative liability discount was expensed. There was no corresponding expense during the period ended June 30, 2020.

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

On April 13,2021, the Company paid $55,000 in principle, $3,110 in accrued interest and $17,057 as a prepayment penalty in the total amount of $71,167 to fully extinguish the note.

During the period ended June 30, 2021, $3,110 of regular interest, $8,500 of original issue discount and $46,500 of derivative liability discount was expensed. There was no corresponding expense during the period ended June 30, 2020.

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

On April 13,2021, the Company paid $128,260 in principle, $17,051 in accrued interest and $34,253 as a prepayment penalty in the total amount of $179,564 to fully extinguish the note.

During the period ended June 30, 2021, $28,711 of regular interest, $38,289 of original issue discount and $78,311 of derivative liability discount was expensed. There was no corresponding expense during the period ended March 31, 2020.

NOTE 9 – COMMON AND PREFERRED STOCK

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

During the quarter ended June 30, 2021, the Company issued 2,000,000 warrants and a note in the amount of 2,000,000 for the extinguishment of the Series D Preferred Stock. A loss on extinguishment was recorded in the amount of $2,238,691.

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

During the quarter ended June 30, 2021, the Company issued 2,000,000 shares of common stock and 1,000,000 warrants valued at $139,346 for the extinguishment of the Series E Preferred Stock. A loss on extinguishment was recorded in the amount of $417,655.

Series F Convertible Preferred Stock

On March 9, 2019, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 20,750 shares of Series F Convertible Preferred Stock with par value $0.10 and stated value $10. The shares of Series F Preferred Stock may convert into a number of shares of the Company’s Common stock based on a Conversion Rate calculated as the “Conversion Amount divided by Conversion Price” where Conversion Amount is the sum of the Stated Value of Series F Preferred shares to be converted and $1,250 worth of Common Stock to cover the Preferred Shareholder’s transaction expenses and the Conversion Price is the lower of (i) the lowest Closing Bid Price, or (ii) the Fixed Price equal to $.04 per share, on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series F Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series F Convertible Preferred Stock as described in the Certificate of Designation. The Series F Holders will not have any voting rights.

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

During the quarter ended June 30, 2021, there was no activity.

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

During the quarter ended June 30, 2021, there was no activity.

Series H Convertible Preferred Stock

On August 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 5,000 shares of Series H Convertible Preferred Stock with par value $0.10 and stated value $10. The shares of Series H Preferred Stock may convert into a number of shares of the Company’s Common stock based on a Conversion Rate calculated as the “Conversion Amount divided by Conversion Price” where Conversion Amount is the sum of the Stated Value of Series H Preferred shares to be converted and $1,250 worth of Common Stock to cover the Preferred Shareholder’s transaction expenses and the Conversion Price is the lower of (i) the lowest Closing Bid Price, or (ii) the Fixed Price equal to $.25 per share, on the date of closing on a fully diluted basis provided the beneficial ownership of the holder of Series H Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series H Convertible Preferred Stock as described in the Certificate of Designation. The Series H Holders will not have any voting rights. The shares were issued for cash of $25,000.

During the quarter ended March 31, 2021, a total of 1,259 shares of Series H Convertible Preferred stock were converted into 599,733 shares of common stock.

During the quarter ended June 30, 2021, there was no activity.

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

During the quarter ended June 30, 2021, the Company paid $136,933 to extinguish the Series N Convertible Preferred Stock. A loss on extinguishment was recorded in the amount of $33,933.

The shares of Preferred Stock outstanding at June 30, 2021 and September 30, 2020

	Period Ended
Preferred Stock Series	June 30, 2021	September 30,2020
A	190,981	190,981
B	1	1
C	390,981	397,920
D	-	400,000
E	-	-
F	-	3,400
H	3,741	5,000
M	8,500	10,000
N	-	-
Total	594,204	607,702

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

During the three-month period ended March 31, 2021, the Company issued 2,004,361 shares of common stock for the conversion of convertible debt valued at $105,000 and 50,318 for a commitment share adjustment related to convertible debt valued at $11,020

During the three-month period ended June 30, 2021, the Company issued 6,409,503 shares of common stock for the conversion of convertible debt valued at $309,750 and 2,000,000 shares of common stock and 1,000,000 warrants for the conversion of 16,902 shares of Series E Preferred Stock. (see above)

The following warrants were outstanding at June 30, 2021:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	1,666,667	$0.02	December 2024
Warrants	5,837,500	$0.40	June 2025
Warrants	1,249,995	$0.60	July 2023
Warrants	625,000	$0.40	August 2023
Warrants	2,000,000	$1.00	June 2024
Warrants	2,000,000	$1.00	June 2024

The following warrants were outstanding at June 30, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	5,358	$7.00	July 2024
Warrants	49,451	$8.00	August 2024
Warrants	33,334	$2.00	December 2024
Warrants	8,054	$7.00	March 3, 2025

NOTE 10 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at June 30, 2021 and 2020 was $11,565 and $10,515, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at June 30, 2021 and June 30, 2020 was $67,797 and 62,649, respectively, the companies had directors in common at the time of the transaction.

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

NOTE 11 – INCOME TAXES

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At June 30, 2020 the Company had taken no tax positions that would require disclosure under ASC 740.

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended June 30, 2021 and September 30, 2019 are as follows:

	June 30, 2021	September 30, 2020
Net operating loss carryforwards	22,596,054	16,910,125
Deferred tax asset	5,078,381	3,884,335
Valuation allowance for deferred asset	(5,078,381)	(3,884,335)
Net deferred tax asset	-	-

At June 30, 2021 and September 30, 2020, the Company has net operating loss carryforwards of approximately $22,596,054 and $16,910,125 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2020 to June 30, 2021 was $1,194,046.

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

NOTE 12 – SUBSEQUENT EVENTS

As disclosed in the Company’s Form 8-K filed on August 3, 2021, the Company reported that: (i) effective July 31, 2021, Pat Dileo resigned as CEO, Interim CFO and member of the Board; (ii) Joseph Frontiere was appointed as Interim CEO, Interim CFO and Chairman of the Board and Douglas Cole was appointed to as a member of the Board.

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

As disclosed in the Company’s Form 8-K filed on August 3, 2021, the Company reported that: (i) effective July 31, 2021, Pat Dileo resigned as CEO, Interim CFO and member of the Board; (ii) Joseph Frontiere was appointed as Interim CEO, Interim CFO and Chairman of the Board and Douglas Cole was appointed to as a member of the Board.

Results of Operations for the Three and Nine Months Ended June 30, 2021 compared to the Three and Nine Months Ended June 30, 2020

Revenue

The Company generated no revenues from its former mining operations during the two periods ended June 30, 2021 and 2020. Furthermore, because the Company only retained 19% of the capital stock of the MMMM Mining Subsidiaries, the financial results of the former mining subsidiaries are not including in this Form 10-Q for the period ended June 30, 2021. In April 2019, the Company experienced a change in control transaction, as reported in its Forms 8-K filed in March and April 2019, referenced above, as a result of which it divested 75% of the MMMM Mining Subsidiaries to an entity formed and controlled by the Company’s former CEO and Chairman, Sheldon Karasik. At the same time, the Company commenced operations of its health insurance and employee benefits subsidiaries.

During the three month and nine months ended June 30, 2021 the Company received $10,630,064 and $28,719,911, respectively in revenue principally from insurance premiums and we incurred $9,547,713 and $27,221,784 in expense directly related to this revenue. During the three month and nine months ended June 30, 2020 the Company received $4,731,316 and $10,044,022, respectively in revenue principally from insurance premiums and we incurred $4,542,031 and $9,676,191 in expense directly related to this revenue

Expenses

Operating expenses for the three and nine-month periods ended June 30, 2021 was $2,464,556 and $3,590,304 compared to $546,548 and $1,407,945 for the same periods of the prior year, representing anincrease of 351% for the three-month period and an increase of 155% for the six month period.

The main components of general and administrative expenses for the three and nine-month period ended June 30, 2021 consisted of approximately $768,923 and of consulting fees, $40,550 of marketing fees and $54,342 of office expense. During the prior year for the three and nine-month-period, the main components of general and administrative expenses were $363,527 and 755,647 in consulting fees and $65,466 and $260,862 in insurance fees and $12,836 and $30,650 in commissions.

Working Capital

The Company’s net loss for the three and nine month-period ended June 30, 2021 was $4,807,354 and 5,685,931 a 412.6% and 43.2% increase over the net loss of $97,908 and $3,970,255 at June 30, 2020. The change in net loss is due primarily to an increase in non-cash gains of the revaluation of derivative liabilities, interest expense and loss on extinguishment of debt related to convertible debt financings offset by an increase in general and administrative expense and payroll expense.

During the three and nine months ended June 30, 2021, our principal sources of liquidity included cash received from revenue, convertible notes payable, short term loans, the sale of preferred stock and notes payable. During the three and nine months ended June 30, 2020 our principal source of liquidity included proceeds from convertible debt, notes payable and assignment of future receivables. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $2,799,744 and $535,304 for the nine months ending June 30, 2021 and 2020, respectively. Net cash used by investing activities totaled $95,718 and $0 at June 30, 2021 and 2020, respectively. Net cash provided by financing activities totaled $3,277,092 and $914,241 for the nine-month periods ending June 30, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily attributed to an increase in notes payable in 2021 as compared to 2020. The cash increased to $845,504 at June 30, 2021 from $463,874 at September 30, 2020.

As reflected in our accompanying financial statements, we have negative working capital, limited revenues and an accumulated deficit of $22,596,056 and $16,910,125 for the nine-month period ending June 30, 2021 and year ended September 30, 2020, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $200,000 per month, management’s plans for the next twelve months include approximately $2.5 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services

Contractual Obligations

Other than lease obligations stated above, as of June 30, 2021, we have contractual obligations relating to debt or anticipated debt, as follows:

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

The following is a listing of the convertible debt principal amounts outstanding at June 30, 2021.

Jefferson Street Capital, LLC	66,000
KinerjaPay Corp.	50,000

Total	$116,000

The following is a listing of loan amounts (all of which are unsecured) due to related parties (each of whom are either a shareholder or related to a shareholder of Mineral Mountain Mining & Milling Company) and the dates that these loans were made to the Company:

Name	Date	As of June 30, 2021 Amount	As of September 30, 2020 Amount
Premium Exploration	03/27/17	15,000	15,000
	08/02/17	35,000	35,000
John J. Ryan, adult son of a former officer and director	2/23/2016	7,000	7,000

Total notes payable - shareholders		$57,000	$57,000

The loan from John J. Ryan bears interest at 10% per annum and is due upon demand. $3,000 was converted to 300,000,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016 and, in the event of demand for payment, a default interest rate of 15% applies. the balance of principal and interest at June 30, 2021 was $11,565. The loans from Premium Exploration bear interest at 5% and 10% per annum. Pursuant to the terms of the loan agreements, interest on the unpaid balance increase from 5% to 10% for the $35,000 note on August 2, 2018 and interest increased from 5% to 10% for the $15,000 note on September 27, 2018. The outstanding principal and interest are due, upon demand of payment of Premium Exploration, on July 1, 2019. The outstanding principal will continue to earn 10% interest if demand for payment is not made on July 1, 2019 or in the event of default pursuant to the terms of the agreements the balance of principal and interest at June 30, 2021 was $67,797.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2021, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the six-months ended June 30, 2021 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2021 2,054,679 shares of common stock for the conversion of convertible debt at an average conversion price of $.11 and 2,000,000 of common stock and 2,000,000 warrants for the retirement of preferred stock.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Interim Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: Aug 23, 2021	By:	/s/ Joseph Frontiere
Joseph Frontiere
Interim Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

