Form 10-K
period 2021-09-30
Quad M Solutions, Inc.
filed 2022-01-14
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

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

The registrant had 66,748,674 shares of Common Stock outstanding on September 30, 2021. The aggregate market value of the 721,164 shares of Common Stock held by non-affiliated shareholders of the Registrant on March 31, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $685,100 based on a $0.12 average bid and asked price on such date.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: 96,084,948 shares of common stock as of January 12, 2022.

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

The Company’s principal executive offices are located at 115 River Road, Suite 151, Edgewater, New Jersey 07020, and our telephone number is: (732) 423-5520. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our Common Stock is traded under the symbol “MMMM.” On January 4, 2022 the closing sale price of the Common Stock on the OTC was $0.40 per share.

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

The Company, serving as a holding company, conducts its business through its two operating subsidiaries: (i) NuAxess 2, Inc.; (ii) PR345, Inc., n/k/a OpenAxess, Inc.;

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

New Business Developments

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

Our Business Strategy

The Company, through its subsidiaries and joint venture partners, believes that existing market conditions and the lack of sufficient affordable major medical comprehensive health insurance products and services for small and mid-sized employers and the growing number of participants in the gig-economy should enable the Company to successfully market its health insurance related products and services and a variety of third-party products and services to employers, employees and disparate classes of workers who are classified as small group and today many describe as the growing ‘gig’ economy essential workers. The primary emphasis of the Company is to provide support, using state of the art technology, to employers and employees to facilitate access and achieve a sustainable way to provide their employees quality comprehensive major medical health insurance programs and services that comply with local, state, and federal regulations. Using Employee Retirement Income Security Act of 1974 (ERISA), a U.S. federal statute that protects the retirement assets of Americans by establishing rules to prevent fiduciaries from misuse of plan assets, and through partially self-funded/level funded health insurance plans, small employers, that historically have not used or been able to use traditional health insurance plans from the status quo legacy carriers can actually benefit from self-insurance, as large group employers have benefitted for decades.

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

The Company believes that by being able to provide comprehensive major medical health insurance program solutions for the small group employer market from one source, such as the Company, is a benefit offered by the Company to its target market which, the Company believes, will positively respond for its services. The main reasons for the Company’s belief in its ability to penetrate this target market is the fact that historically, more than 80% of small group employers have been forced to use non-competitive high-cost traditional major medical health plans at unsustainable high premium rate costs with ever-increasing member high deductible limits, that uses coinsurance, copays, and often provide less benefit coverages, especially mental health and Rx/drug formularies and limited provider networks. Our strategy has been to develop and provide transparency to health insurance benefits that includes: (i) a consumer driven health care model with value-based health plans that share financial rewards with our members and their providers; (ii) use prevention and wellness programs that complement our major medical health plans and use when possible using pre-tax dollars to pay for these services; (iii) provide tax free funding directly, indirectly and even through third parties to each employees qualified high deductible health plans health saving accounts (HSA), and ( iv) an open access provider network without punitive use of out of network providers. The Company’s focus and primary emphasis is to assist the small group employer market fund employee HSA which, despite considerable tax advantages and benefits to employers and employees have since their inception in 2004 by the US Congress been largely ignored by the BUCA’s. HSA have not been well funded despite more that 50 million employees owning HSA qualified health plans. Annual HSA contribution limits in 2019 were set at $3,500 for single employee plans and $7,000 for a family plan. Presently, legislation before the U.S. House of Representatives, if and when Congress brings to the floor and then requires U.S. Senate passage, of which there can be no assurance notwithstanding the change in Administration, proposes to double the annual contribution limits bringing HSA closer in line with 401-K annual contribution limits.

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

In order to successfully compete with the BUCAs, of which there can be no assurance, the Company benefit plans offering self-insured health plans and enhanced member support and customer service through strategic partnerships with innovative technology platforms that incorporate products and services under a single administrative team. It is our belief despite being relatively undercapitalized during the fiscal year-ended September 30, 2020, the six month March 31, 2021 and nine-month periods ended June 30, 2021 generated revenues of approximately $ 18 million and $28.7 million, respectively, albeit not yet experiencing positive cash-flow from operations due principally to losses on issuance of convertible debt, developing technology and expanding sales. The key elements based upon management’s experience, in determining which sales channels and markets to pursue are dependent on our continued ability to contract with third party vendors that provide our products and services and will commit resources in offering our products and services to their clients. The Company has already commenced sales and is continuing to pursue known targeted small group employer markets in the States of Texas, Florida, and many southern states whose laws and regulations favor our business strategy of competing with the established legacy carriers Blue Cross, Aetna, Anthem, Cigna and United Health (BUCAs), and other regional fully insured health insurance carriers.

The Company continues to target rural communities in those same states which must rely, to a large extent, on rural hospitals to attract and maintain economic growth which are having difficulties operating and where some hospitals have been and/or are planned to be closed. While we are yet to close specific projects related to this plan, the Company will continue to pursue its plans to create, in conjunction with rural hospitals, ‘community health exchanges’ whereby the hospitals contract with the Company to provide benefit and insurance services through its establish its staffing alternatives. Through the Company staffing it becomes the employer of record and staffs local employees and provide all their necessary employee services including major medical health insurance, payroll, HR, and financial programs.

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

Despite the fact that in many states existing insurance and labor laws and regulations are more than adequate to support small group employers to self-insure their benefit and health insurance programs, the fact remains that the virtual monopoly of the large and established legacy carriers’ monopoly has had the effect of stifling alternative insurance and employee benefit solutions. The Company’s management believes that its innovative small employer benefits, self-insurance, and financial services programs are now market ready and provide substantial advantages not offered by established major insurance carriers and employee benefits managers that are not focusing on the small group employer/business market and gig economy workers which we firmly believe is and will increasingly be grow and dominate the economic landscape for decades to come. It is estimated that on an annual basis, small group employer annual premiums have exceeded $375 billion during the past several years, which we believe may be one of the largest markets lacking consumer/customer involvement and lacking transparency and competition. Our business plan is to service this market with transparency, providing small group employer market, largely through its use of third-party staffing and support staff companies, and directly through the Company’s own staffing business as it develops offer a sustainable full-service benefits and major medical health insurance solution to the gig economy workers.

Employees

The Company has 18 full-time employees, including its Chairman, CEO and Interim CFO, none of whom are under employment agreements. From time to time, the Company uses independent contractors and contract services for administrative functions such as legal, sales, IT, accounting, clerical, and bookkeeping services and expects to do so for the foreseeable future, until it generates positive cash flow from operations, of which there can be no assurance.

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

Potential Advantages for the Company

The complexity of insurance regulations and lack of transparency to businesses in general and small businesses in particular, often require small and even mid-sized business to require outside professional assistance, which the Company believes presents the Company with the ability to enter the market and be successful in providing the requisite professional assistance. For the small group businesses who utilize federal ERISA law and with the technology advances that have developed for consumers via the internet revolution and smart phones, the Company believes that it is now an opportune time for innovation and change being offered by the Company’s insurance and employee benefits programs, providing the potential of compete successfully with the BUCA’s and for small group employers to switch from fully insured plans to self-insured plans. With the creation of the health saving account (HSA) in 2004, health and wealth can be driven when consumers drive health care with their money. Providers must be paid fair, fast and transparently and only consumers can accomplish this goal. Government cannot realistically or affordably displace 160,000,000 American workers from their private health insurance but it can encourage and support a private system where consumers are joined with their chosen doctors and have access to their medical records and can use pretax dollars for health expenses and save dollars tax advantaged for their retirement using employee-owned HSA. Notwithstanding the Company’s belief in its potential advantages and ability to successfully enter and generate profits operation in its target market, larger companies with significantly longer operating histories and far greater financial resources may enter this target market and offer services at rates more competitive than those offered by the Company.

ITEM 1A. RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company, at present, has its executive offices, consisting of 100 square feet, located at 115 River Road, Suite 151, Edgewater, NJ 07020, which it uses on month-to-month lease basis. These facilities are suitable for the near term and the Company believes will be sufficient for the foreseeable future. The Company has the right to expand to more square footage when needed and would consider an annual lease at that time.

ITEM 3. LEGAL PROCEEDINGS

On or about September 30, 2020, the Company was named a defendant in the action Aurum, LLC, v. Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company, Supreme Court of the State of New York, New York County, Index No. 652465/2020. Sheldon Karasik, principal of plaintiff Aurum LC and former principal of the Company, has claimed that the Company did not fulfill its obligations under the Share Exchange and Purchase Agreement with an entity formed and controlled by Sheldon Karasik, pursuant to which the Company, in an agreement executed on its behalf by Mr. Karasik, sold, transferred and assigned 75% of the Company’s former MMMM Mining Subsidiaries to an entity controlled by Mr. Karasik for $10 plus the assumption of the liabilities of the former MMMM Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and, indeed, has filed affirmative defenses in connection with such claims. The Company has also initiated a third-party claim individually against Mr. Karasik in the action entitled Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company v. Karasik, Supreme Court of the State of New York, New York County, 3rd Party Index No.: 595634/2020, which claims are based upon, inter alia, Mr. Karasik’s breach of fiduciary duty owed to the Company. Aurum, LLC has filed a motion for summary judgment, which the Company has opposed. The motion is pending decision of the Court. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Aurum, LLC, and that the Company will prevail on its third-party claims against Mr. Karasik.

On or about December 1, 2020, the Company and two of its officers were named as defendants in the action Cavalry Fund I LP v. Quad M Solutions Inc., Pat Dileo and Carl Dorvil, Supreme Court of the State of New York, New York County, Index No. 656142/2020. The Company’s attorneys have filed a motion to dismiss the case against the Company and the individual defendants and the motion is pending decision of the Court. The Company believes that there will be no material adverse consequences in connection with any claims by Cavalry Fund 1 LP.

It is possible that from time to time in the ordinary course of business that the Company may be involved in legal proceedings or investigations, which could have an adverse impact on our reputation, business and financial condition and divert the attention of our management from the operation of our business. However, in the opinion of our Board of Directors, current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Our common stock trades on the OTC Market under the symbol MMMM. The following table sets forth the quarterly high and low sales prices per share for our common stock, as reported by the OTC Market exchange for the respective periods

	High	Low
Fiscal 2020:
Fourth Quarter	$0.52	$0.07
Third Quarter	$0.19	$0.10
Second Quarter	$0.47	$0.08
First Quarter	$0.46	$0.11

Fiscal 2021:
Fourth Quarter	$0.42	$0.06
Third Quarter	$1.50	$0.27
Second Quarter	$18.00	$0.87
First Quarter	$6.70	$1.64

(b) Holders of Common Stock

As of September 30, 2021, there were 66,748,674 shares outstanding held by approximately 13121 shareholders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of September 30, 2021.

Warrants

There are approximately 17,259,439 warrants outstanding. Holders of the warrants have no voting rights, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

Issuance of Common Shares

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2021 or September 30, 2020.

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

Material Developments During Fiscal 2021

Results of Operations

Comparison of the fiscal year ended September 30, 2021 to the fiscal year ended September 30, 20120

Revenue

During the year ended September 30, 2021 the Company received $39,863,450 in revenue principally from staffing and business consulting services and we incurred $38,461,445 in expense directly related to this revenue compared to $17,378,502 in revenue and $17,254,140 during the year ended September 30, 2020.

Expenses

Operating expenses for the fiscal year ended September 30, 2021 were $4,788,851 compared to $ 2,567,960 for the same period of the prior year, representing an increase of 83%, due principally to an increase in officers fees, payroll expense and research and development. The main components of general and administrative expenses in fiscal 2021 consisted of approximately $1,178,144 in consulting fees, $86,332 in office expense$42,176 in stock transfer fees and approximately $135,420 in commission fees. The professional fees were $272,816. During the prior year, the main components of general and administrative expenses consisted of approximately $1,175,522 in consulting fees, $45,765 in stock transfer fees and approximately $50,487 in commission fees.

Working Capital

The Company’s net loss for the years ended September 30, 2021 and September 30, 2020 were $10,843,658 and $8,255,367, respectively. The $2,588,291 increase in net loss for fiscal year 2021, as compared to fiscal year 2020, is due primarily to an increase in non-cash gains and losses related to new convertible debt financings and also to an increase in general and administrative and payroll expenses as a result of the change in business focus and the implementation of our new business plan.

During the fiscal year ended September 30, 2021, our principal sources of liquidity included cash received from convertible notes payable, notes payable, and sales of preferred stock. During the fiscal year ended September 30, 2020 our principal source of liquidity included cash received from convertible notes payable, notes payable and assignment of receivables. We intend to use new capital in the form of new equity or debt to further advance objectives.

Net cash used by operating activities totaled $3,521,708 and $1,087,108 for the years ending September 30, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily due to an increase in non-cash losses on extinguishment of debt and issuance of common stock, offset by a gain on revaluation of derivative liabilities.

Net cash used by investing activities totaled $95,718 and $0 for the years ending September 30, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily attributed to option trading in 2021 that did not occur in 2020 and a short-term loan in 2021.

Net cash provided by financing activities totaled $3,308,726 and $1,536,282 for the years ending September 30, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily attributed to an increase in proceeds from notes payable in 2021, as compared to 2020. The cash decreased to $155,328 at September 30, 2021 from $463,874 at September 30, 2020.

As reflected in our accompanying financial statements, other than approximately $3,823,658 received from the issuance of notes payable and convertible notes during the fiscal year ended September 30, 2021, we have negative working capital, and an accumulated deficit of $27,753,783 and $16,910,125 for the years ending September 30, 2021 and September 30, 2020, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of equity and, to a reduced level if at all, convertible notes. The Company believes that it will be able to raise the requisite amount of equity capital at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding.

In addition to our operating expenses which average approximately $392,000 per month, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Quad M Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quad M Solutions, Inc. (the Company) as of September 30, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has generated net losses since its inception and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

/s/ Hudgens CPA, PLLC
www.hudgenscpas.com
We have served as the Company’s auditor since 2021.
Houston, Texas
January 12, 2022

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2021	2020
		(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,174	$463,874
Prepaid financing fees	-	15,000
Total Current Assets	155,174	478,874

TOTAL ASSETS	$155,174	$478,874
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$16,628	$12,190
Accrued interest	131,833	81,468
Notes payable – related party	57,618	59,790
Convertible debt, net	266,739	818,596
Derivative liability	2,718,312	3,763,090
Accrued expense	701,880	690,334
Aurum payable	400,000	400,000
Note payable	4,139,771	-
Accrued revenue	-	5,315
Due to preferred shareholders	1,641,572	-
Total Current Liabilities	10,074,353	5,830,783
TOTAL LIABILITIES	10,074,353	5,830783

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.10 par value, 10,000,000 shares authorized; 2,618,417 and 2,717,638 shares issued and outstanding	261,842	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 66,748,674 and 20,121,010 shares issued and outstanding	66,749	20,121
Additional paid-in capital	17,306,313	11,014,932
Shares to be issued	202,800	254,500
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(27,753,783)	(16,910,125)
Total Stockholders’ Deficit	(9,919,179)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$155,174	$478,874

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30
	2021	2020

REVENUES	$39,863,450	$17,378,502

COST OF SALES	38,461,445	17,254,140
GROSS PROFIT	1,402,005	124,362

OPERATING EXPENSES
Professional fees	272,816	17,527
General and administrative	1,528,344	1,368,272
Sales expense	468	40,162
Officers’ fees	266,001	59,169
Payroll expense	961,041	231,837
Travel	75,106	45,621
Stock compensation	-	805,372-
Research and development	1,595,075	-
Bad Debt	90,000	-
TOTAL OPERATING EXPENSES	4,788,851	2,567,960

LOSS FROM OPERATIONS	(3,296,846)	(2,443,598)

OTHER INCOME (EXPENSES)
Interest expense	(1,890,024)	(1,560,560)
Financing Fees	(35,740)	(248,395)
Loss on issuance of convertible debt	(2,572,786)	(1,972,736)
Loss on revaluation of derivative liability	123,364	(525,523)
Loss on securities	(242,398)	-
Loss on extinguishment of debt	(2,691,747)	(1,331,875)
Loss on assignment of receivable		(35,699)
Prepayment/default premium	(115,675)	(132,700)
Other income	3,551
Other expense	(35,357)	(4,280)
TOTAL OTHER INCOME (EXPENSES)	(7,456,812)	(5,811,768)

LOSS BEFORE TAXES	(10,843,658)	(8,255,367)

INCOME TAXES	-	-

NET LOSS	$(10,843,658)	$(8,255,367)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.27)	$(1.42)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	39,973,472	5,809,941

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2019	689,778	$690	800,000	$80,000	$4,339,751	$(3,100)	$(7,079,690)	$(2,662,352)

Common stock issued for services	213,000	213			72,387	296,058		368,658
Common stock issued for convertible debt & financing fees	11,375,820	11,376			1,230,640			1,242,016
Common stock issued for conversion of warrants	1,074,302	1,074			(1,074)			-
Common stock issued for conversion of preferred stock	6,656,250	6,656	(970,930)	(97,093)	102,937			12,500
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			11,500	1,150	731,622	(41,558)		691,214
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					383,014			383,014
Retirement of derivative liability					2,635,906			2,635,906
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending September 30, 2020							(8,255,367)	(8,255,367)
Balance, September 30, 2020	20,121,010	$21,121	2,717,638	$271,764	$11,014,932	$251,400	(16,910,125)	(5,351,909)

Common stock issued for services						72,050		72,050
Common stock issued for convertible debt	13,740,825	13,740			733,042			746,782
Common stock issued with convertible debt	164,155	164			32,525			32,689
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	17,270,885	17,271	(20,289)	(2,029)	(13,982)			1,260
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred shares issued for services			22,682	2,268	123,300	(123,750)		1,818
Retirement of derivative liabilities					2,987,005			2,987,005
Issuance of warrants with convertible debt					1,683,668			1,683,668
Conversion of warrants	10,628,615	10,629			(10,629)			-
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,346			417,656
Retirement of preferred shares			(90,300)	(9,030)	176,721			167,691
Common stock issued for preferred debt holder	2,800,000	2,800	(4,712)	(471)	56,100			58,429
Excess shares issued with split correction	3,184	4			(4)			-
Net income for period ending September 30, 2021							(10,843,658)	(10,843,658)
Balance, September 30, 2021	66,748,674	$66,749	2,618,417	$261,842	$17,306,313	$199,700	$27,753,783	$(9,919,179)

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(10,843,658)	$(8,255,367)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	1,336,695	1,347,540
Financing fees	15,000
Common stock issued for services	72,050	368,658
Common stock issued for convertible debt default	(54,683)	109,600
Common stock issued for financing fees	4,340	27,250
Common stock issued for conversion of preferred stock	1,260
Preferred stock issued for financing fees		207,500
Preferred stock issued for services	1,819	691,214
Loss on issuance of convertible debt	3,554,900	3,274,483
Loss (gain) on revaluation of derivative liability	(123,264)	525,523
Loss on extinguishment of debt	2,650,223	30,128
Loss on assignment of receivable	-	35,699
Loss on marketable securities	5,718
Financing fees for conversion of preferred stock	-	12,500
Bad Debt	90,000	-
Changes in assets and liabilities:
Decrease (increase) in prepaids		(15,000)
Increase (decrease) in accounts payable	4,439	(21,019)
Increase (decrease) in accrued interest	57,322	163,868
Increase (decrease) in accrued expense	11,546	405,000
Increase (decrease) in prepaid revenue	(5,315)	5,315
Increase (decrease) in due to pref. shareholders	(300,000)	-

Net cash used by operating activities	(3,521,708)	(1,087,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities	(5,718)	-
Short term loan	(90,000)	-
Net cash used by investing activities	(95,718)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-	-
Proceeds from sale of preferred stock	103,000	25,000
Proceeds from convertible debt, net	238,658	1,636,402
Proceeds from note payable-related party	-	1,662
Payment on note payable-related party	(2,172)
Payment of convertible debt	(615,760)	(91,083)
Proceeds from note payable	3,585,000	-
Proceeds from assignment of receivables		59,851
Payment on assignment of receivables		(95,550)
Net cash provided by financing activities	3,308,726	1,536,282
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(308,700)	449,174
Cash, beginning of period	463,874	14,700
Cash, end of period	$155,174	$463,874
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-
Derivative liabilities	$194,166	1,095,078
Common stock issued to retire convertible notes	$773,514	$1,209,617

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

The Company had a set of convertible notes that had warrants with down round features and there have been events which have triggered recognition of the down round features. The accounting recognition of these features involved significant estimates by the Company management.

The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, cumulatively reduced retained earnings by $1,575,068.

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2021 and 2020.

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

At September 30, 2021 and 2020 the Company did not have any assets measured at fair value other than cash and deposits. At September 30, 2021 and 2020 the Company had conversion features embedded in its convertible notes payable. The fair value measurement of those derivatives, using a Binomial valuation model, was $2,718,312 at September 30, 2021 and $3,763,090 at September 30, 2020and is reported as derivative liability on the balance sheet.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of September 30, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $27,753,783. The Company’s working capital deficit is $9,919,179.

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

New Accounting Pronouncements

The Company has evaluated the authoritative guidance issued subsequent to September 30, 2021 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

NOTE 3 – SHARE EXCHANGE AND ASSIGNMENT AGREEMENT

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

NOTE 4 – CONVERTIBLE DEBT

Outstanding Convertible Debt

On or about April 29, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 29, 2020.

During the year ended September 30, 2021, $15,840 of regular interest, was expensed. During the period ended September 30, 2020, $11,237 of regular interest, $5,213 of original issue discount, and $33,016 of derivative liability discount was expensed.

On or about May 7, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020.

During the year ended September 30, 2021, $5,485 of regular interest was expensed. During the period ended September 30, 2020, $8,016, of regular interest, $2,104 of original issue discount, and $27,951 of derivative liability discount was expensed.

On April 5, 2021, the investor converted the outstanding principal into 925,930 shares of common stock, $15,918 of accrued interest remains outstanding.

On or about August 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $660,000, together with interest at the rate of 8% per annum, with a maturity date of August 4, 2022. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Fixed Conversion Price which is equal to $0.09. The Company paid $60,000 in original issue discount, fees and warrants valued at $733,333 but only for an amount not in excess of the undiscounted amount of the note. which are recorded as a debt discount and being amortized over the life of the loan. The remaining $133,333 was recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.065928 was $483,413 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is not recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), as the note is fully discounted. Because of the derivative nature of the $483,413 valuation of the conversion feature, $483,413 was recorded as an expense and reported as a loss on issuance of convertible debt

During the year ended September 30, 2021, $8,245 of regular interest and $103,068 of debt discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

On or about August 10, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $150,000, together with interest at the rate of 8% per annum, with a maturity date of August 10, 2022. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Fixed Conversion Price which is equal to $0.09. The Company paid $15,000 in original issue discount, $5,000 in fees and warrants valued at $331,667, but only for an amount not in excess of the undiscounted amount of the note which are recorded as a debt discount and being amortized over the life of the loan. The remaining $201,667 was recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.14884 was $272,873 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is not recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), as the note is fully discounted. Because of the derivative nature of the $272,873 valuation of the conversion feature, $272,873 was recorded as an expense and reported as a loss on issuance of convertible debt

During the year ended September 30, 2021, $1,677 of regular interest and $20,959 of debt discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

On or about August 13, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $137,500, together with interest at the rate of 8% per annum, with a maturity date of August 13, 2022. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Fixed Conversion Price which is equal to $0.09. The Company paid $12,500 in original issue discount, $4,000 in fees and warrants valued at $104,500 which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.14144 was $216,089 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $216,089 valuation of the conversion feature, $199,589 was recorded as an expense and reported as a loss on issuance of convertible debt

During the year ended September 30, 2021, $1,467 of regular interest, $15,912 of debt discount and $2,170 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

On or about August 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of August 20, 2022. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Fixed Conversion Price which is equal to $0.09. The Company paid $3,000 in fees and warrants valued at $28,944 which are recorded as a debt discount and being amortized over the life of the loan.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.10175 was $56,528 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), but only for an amount not in excess of and thus capped by the otherwise undiscounted amount of the note payable. Because of the derivative nature of the $56,528 valuation of the conversion feature, $39,222 was recorded as an expense and reported as a loss on issuance of convertible debt

During the year ended September 30, 2021, $449 of regular interest, $3,673 of debt discount and $1,944 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

On or about September 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of September 20, 2022. The investor has the right at any time following the date of the Note to convert all or any part of the outstanding and unpaid principal amount of the Note into fully paid and non-assessable shares of Common Stock at the Fixed Conversion Price which is equal to $0.09. The Company paid $10,000 in original issue discount, $3,000 in fees and warrants valued at $485,222, but only for an amount not in excess of the undiscounted amount of the note which are recorded as a debt discount and being amortized over the life of the loan. The remaining $388,222 was recorded as an expense and reported as a loss on issuance of convertible debt.

The conversion feature of the note represents an embedded derivative. A derivative liability with an intrinsic value of $0.34067 was $416,374 using a binomial pricing model and was calculated as a derivative liability discount to the note. That amount is not recorded as a new contra-note payable amount (similar to the recorded OID and transaction costs), as the note is fully discounted. Because of the derivative nature of the $416,374 valuation of the conversion feature, $416,374 was recorded as an expense and reported as a loss on issuance of convertible debt

During the year ended September 30, 2021, $241 of regular interest and $3,014 of debt discount was expensed. There was no corresponding expense during the year ended September 30, 2020

Retired Convertible Debt

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

On or about October 1, 2019, the Company issued a convertible promissory note to the same institutional investor for the principal sum of $94,000, together with interest at the rate of 10% per annum with a maturity date of September 30, 2020.

On or about September 1, 2020, the Company entered into a Note Modification Agreement (“Modification”) in which the two above notes in the amount of $94,000 of principal and $8,627 of accrued interest and $96,816 of principal and $20,403 of accrued interest (described above) were superseded and consolidated into a single new long-term note in the principal amount of $250,000. The new note bears interest at a rate of 8% per annum and has a maturity date of December 31, 2021.

During the year ended September 30, 2021, $4,910 of regular interest and $225,993 of derivative liability discount was expensed for these notes. During the year ended September 30, 2020, $26,834 of regular interest and $151,000 of derivative liability discount was expensed.

This note was fully converted during the year ended September 30, 2021 into 5,750,000 shares of common stock.

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

During the year ended September 30, 2021, there was no expense related to this note. During the period ended September 30, 2020, $684 of regular interest, $2,842 of original issue discount, and $39,781 of derivative liability discount was expensed.

On or about May 17, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of February 17, 2020.

On January 21, 2020, the note was assigned to another investor with the original terms of the note remaining unchanged.

During the year ended September 30, 2021, $5,984 of regular interest was expensed. During the period ended September 30, 2020, $9,732, of regular interest, $2,536 of original issue discount, and $22,826 of derivative liability discount was expensed.

On April 16, 2021, the outstanding principal of $50,000 and accrued interest of $17,951 was settled for $37,410, a gain on extinguishment of debt was recorded in the amount of $30,541.

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

During the year ended September 30, 2021, there was no expense related to this note. During the period ended September 30, 2020, $16,039, of regular interest, $2,826 of original issue discount, and $28,261 of derivative liability discount was expensed.

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

On September 25, 2019, a third-party institutional investor acquired the $70,000 note dated June 11, 2019, with the consent of the Company, paying the outstanding principal, accrued interest and prepayment penalty in the aggregate amount of $95,760. The Company then issued a replacement convertible promissory note payable to third-party purchaser for the principal sum of $95,760 with interest at 10% per annum, a maturity date of September 25, 2020. This transaction was treated as an extinguishment of the original note and resulted in recognition a loss on extinguishment in the amount of $49,762.

During the year ended September 30, 2021, there was no expense related to this note. During the year ended September 30, 2020, $5,511 of regular interest and $92,710 of derivative liability discount was expensed.

Between January 2020 and May 2020, the investor converted all of the outstanding principal and interest in the amount $95,760 of principal and $5,644 of accrued interest into 705,850 post-split shares of common stock.

On or about July 1 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $112,500, together with interest at the rate of 12% per annum with a maturity date of December 25, 2020

During the year ended September 30, 2021, There was no expense related to this note. During the period ended September 30, 2020, $12,015, of regular interest, $18,525 of original issue discount, and $74,098 of derivative liability discount was expensed.

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

On or about July 12 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum with a maturity date of April 12, 2020.

During the year ended September 30, 2021, There was no expense associated with this note. During the period ended September 30, 2020, $6,091, of regular interest, $31,651 of original issue discount, and $26,122 of derivative liability discount was expensed.

Between January 2020 and June 2020, the investor converted the outstanding $75,000 of principal and $6,149 of accrued interest into 754,604 post-split shares of common stock

On or about August 13 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $225,000, together with interest at the rate of 10% per annum with a maturity date of February 13, 2020.

On February 13, 2020, the note entered a maturity date default resulting in a default premium of $94,600 being added to the principal of the note and the interest rate increasing to 18%.

During the year ended September 30, 2021, There was no expense associated with this debt. During the period ended September 30, 2020, $24,656, of regular interest and $166,304 of original issue was expensed.

Between February 2020 and June 2020, the investor converted the outstanding $225,000 of principal, $94,600 of default premium and $27,656 of accrued interest into 2,943,441 post-split shares of common stock.

On or about August 29 2019, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 8% per annum with a maturity date of August 28, 2020.

During the year ended September 30, 2021, There was no expense associated with this note. During the period ended September 30, 2020, $2,424, of regular interest and $6,824 of original issue and $43,217 of derivative liability discount was expensed was expensed.

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

During the year ended September 30, 2021, there was no expense associated with this note. During the year ended September 30, 2020, $3,564 of regular interest, $9,400 of original issue discount and $50,000 of derivative liability discount was expensed.

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

During the year ended September 30, 2021, there was no expense associated with this note. During the year ended September 30, 2020, $15,667 of regular interest, $33,333 of original issue discount and $0 of derivative liability discount was expensed.

During the period ended June 30, 2020, the Company paid this note in full.

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020.

During the year ended September 30, 2021, $4,375 of regular interest and $2,052 of derivative liability discount was expensed. During the year ended September 30, 2020, $3,521 of regular interest and $47,948 of derivative liability discount was expensed.

On or about January 20, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $115,000, together with interest at the rate of 8% per annum with a maturity date of January 11, 2021.

During the year ended September 30, 2021, there was no expense associated with this note. During the year ended September 30, 2020, $5,008 of regular interest, $15,000 of original issue discount and $100,000 of derivative liability discount was expensed.

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

During the period ended December 31, 2020 the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock.

During the year ended September 30, 2021, $244 of regular interest, $18,971 of original issue discount and $28,600 of derivative liability discount was expensed. During the year ended September 30, 2020, $7,654 of regular interest, $25,993 of original issue discount and $39,186 of derivative liability discount was expensed.

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

During the year ended September 30, 2021, $1,603 of regular interest, $1,353 of original issue discount and $49,400 of derivative liability discount was expensed. During the year ended September 30, 2020, $2,910 of regular interest, $647 of original issue discount and $23,600 of derivative liability discount was expensed.

On December 11, 2020 the investor converted the outstanding principal of $75,000 and $4,512 of accrued interest into 806,413 shares of common stock.

On or about June 5, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $220,000, together with interest at the rate of 8% per annum, and a default interest amount of 18%, with a maturity date of June 5, 2021

During the year ended September 30, 2021, $7,314 of regular interest, $20,384 of original issue discount and $129,066 of derivative liability discount was expensed. During the year ended September 30, 2020, $5,642 of regular interest, $9,616 of original issue discount and $60,904 of derivative liability discount was expensed.

During the year ended September 30, 2021, the investor converted the outstanding principal of $190,000 and accrued into 2,523,224 shares of common stock, additionally the Company paid $30,000 in principle, 12,956 in accrued interest and $4,644 as a prepayment penalty in the total amount of $47,600 to fully extinguish the note.

On or about June 8, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $44,000, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of June 10, 2021.

During the year ended September 30, 2021, $1,897 of regular interest, $4,126 of original issue discount and $26,132 of derivative liability discount was expensed. During the year ended September 30, 2020, $1,115 of regular interest, $1,874 of original issue discount and $11,868 of derivative liability discount was expensed.

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

During the year ended September 30, 2021, $660 of regular interest, $4,136 of original issue discount and $26,196 of derivative liability discount was expensed. During the year ended September 30, 2020, $1,115 of regular interest, $1,864 of original issue discount and $11,804 of derivative liability discount was expensed.

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

During the year ended September 30, 2021, $11,220 of regular interest and $128,261 of original issue discount was expensed. During the year ended September 30, 2020, $5,263 of regular interest and $45,239 of original issue discount was expensed.

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

During the year ended September 30, 2021, $2,658 of regular interest, $26,455 of original issue discount and $11,248 of original issue discount was expensed. During the year ended September 30, 2020, $1,247 of regular interest, $8,629 of original issue discount and $3,669 of original issue discount was expensed.

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

During the year ended September 30, 2021, $5,017 of regular interest, $27,849 of original issue discount and $72,179 in derivative liability discount was expensed. During the year ended September 30, 2020, $1,008 of regular interest, $2,776 of original issue discount and $7,196 in derivative liability discount was expensed.

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

During the year ended September 30, 2021, $57,300 of regular interest and $148,551 in derivative liability discount was expensed. During the year ended September 30, 2020, $4,500 of regular interest and $1,436 in derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2019.

On or about April 9, 2021, this note was conglomerated with other notes payable into a new non-convertible note payable. See Note 5.

On or about October 21, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 10% per annum, with a maturity date of June 16, 2021.

During the year ended September 30, 2021, $7,269 of regular interest, $19,500 of original issue discount and $35,550 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

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

During the year ended September 30, 2021, $3,110 of regular interest, $8,500 of original issue discount and $46,500 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

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

During the year ended September 30, 2021, $28,711 of regular interest, $38,289 of original issue discount and $78,311 of derivative liability discount was expensed. There was no corresponding expense during the year ended September 30, 2020.

On April 13,2021, the Company paid $128,260 in principle, $17,051 in accrued interest and $34,253 as a prepayment penalty in the total amount of $179,564 to fully extinguish the note.

NOTE 5 – NOTE PAYABLE

On April 9, 2021, the Company entered into a Master Senior Loan Agreement (“MSLA”) with BeachStar Partners, LLC as Lender and Administrative Agent. Pursuant to the MSLA, the Company borrowed the initial sum of $4,200,000, which sum has been received by the Company in full. A Promissory was issued at closing, the Note bears interest at 18% per annum based on a 360-day year and is due eighteen months from the funding day. The Company pays interest monthly in the amount greater of $63,000 or 4% of the collections received by the Company. The Company has authorized the lender to apply the portion of each collections payment that exceeds the monthly interest amount to future monthly interest amount scheduled through the maturity date, at which time such excess payments shall be applied to the principle of the loan The MSLA is not convertible to the Company’s stock unless in the event of a material uncured default of the MSLA. The MSLA further provides for additional incremental loans in tranches of $1,000,000 per every 500 insured lives added by the Company, up to a maximum of 65,000 insured lives, or $130,000,000. During the year ended September 31, 2021, the Company had paid $334,247 in interest.

NOTE 6 – INVESTMENTS

The Company’s investments in equity securities are measured and recorded at fair value on a recurring basis with changes in fair value, whether realized or unrealized, recorded through the income statement. Realized and unrealized gains and losses resulting from changes in fair value or the sale of our equity investments are recorded in gains (losses) on equity investments, net.

As of September 30, 2021 and 2020, our equity securities had a fair value of $0 and $0, respectively. The Company had net realized losses on of $240,345 and $0 as of September 30, 2021 and 2020, respectively and net unrealized losses of $2,053 and $0 as of September 30, 2021 and 2020, respectively.

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

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

Preferred Stock

Series B Super Voting Preferred Stock

On March 21, 2019, the Company, while under the control of former CEO, Chairman and principal shareholder, Sheldon Karasik, filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of one (1) share of newly authorized Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by the Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, the Company issued to Sheldon Karasik, the Chief Executive Officer, President and Chairman of the Board, the one (1) share of Series B Preferred Stock for $0.16, which price was based on the closing price of the Company’s Common Stock of $0.16 as of November 5, 2018, the date of the issuance, which was approved by the Company’s then Board. Sheldon Karasik, as the holder of the Series B Preferred Stock, was entitled to vote together with the holders of the Company’s Common Stock upon all matters that may be submitted to holders of Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019. In connection with the closing of the SEAs and the MBO Agreement, Mr. Karasik transferred and assigned the Series B Preferred Stock to Pat Dileo, the Company’s newly appointed CEO and Chairman. Upon Mr. Dileo’s resignation, Mr. Dileo transferred and assigned the Series B Preferred Stock to Joseph Frontiere, the Company’s newly appointed Interim CEO and Chairman

Series C and Series D Convertible Preferred Stock

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

During the year ended September 30, 2020, a total of 2,080 shares of the Series C Preferred Stock were converted into 950,000 shares of common stock.

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

During the quarter ended June 30, 2021, the Company issued 2,000,000 warrants and a note in the amount of 2,000,000 for the extinguishment of the Series D Preferred Stock, additionally 320,000 Series D Preferred shares were reserved which will be drawn down as payments are made. A loss on extinguishment was recorded in the amount of $2,270,691.

During the quarter ended September 30, 2021, 4,712 of the reserved Series D Preferred shares were converted into 2,800,000 shares of common stock.

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

During the quarter ended September 30, 2021, the 4,500 shares of Series M Preferred Shares that were previously disclosed as being converted during the quarter ended December 31, 2020 was reversed as it did not happen.

Series A Convertible Preferred Stock

On July 2, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 2,851,318 shares of Series A Convertible Preferred Stock with par value $0.10. Each share of Series M Preferred Stock may convert into 1 share of the Company’s outstanding shares of Common Stock on the date of closing provided the beneficial ownership of the holder of Series M Stock does not exceed 4.99% of the outstanding shares of the Company’s Common Stock upon said conversion and subject to the preference, rights, limitations, qualifications and restrictions of the Series A Convertible Preferred Stock as described in the Certificate of Designation. The Series A Holders will not have any voting rights. The shares were issued in exchange for an outstanding warrant.

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

The shares of Preferred Stock outstanding at September 30, 2021 and September 30, 2020

	Period Ended
Preferred Stock Series	June 30, 2021	September 30,2020
A	1,901,318	1,901,318
B	1	1
C	385,070	397,919
D	315,287	400,000
E	-	-
F	-	3,400
H	3,741	5,000
M	13,000	10,000
N	-	-
Total	2,618,417	2,717,638

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

During the three-month period ended March 31, 2021, the Company issued 2,004,361 shares of common stock for the conversion of convertible debt valued at $105,000 and 50,318 for a commitment share adjustment related to convertible debt valued at $11,020

During the three-month period ended June 30, 2021, the Company issued 6,409,503 shares of common stock for the conversion of convertible debt valued at $309,750 and 2,000,000 shares of common stock and 1,000,000 warrants for the conversion of 16,902 shares of Series E Preferred Stock. (See above)

During the three-month period ended September 30, 2021, the Company issued 7,839,902 shares of common stock for conversion of preferred shares; 8,429,542 shares for conversion of warrants and 2,800,000 shares of common stock for conversion reserved preferred shares for debt due to preferred shareholders. (See above.)

The following warrants were outstanding at June 30, 2021:

The following warrants were outstanding at September 30, 2021:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	5,357	$7.00	July 2024
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,249,995	$0.60	July 2023
Warrants	7,333,333	$0.09	August 2026
Warrants	1,666,667	$0.09	August 2026
Warrants	550,000	$0.09	August 2026
Warrants	555,555	$0.09	August 2026
Warrants	1,222,222	$0.09	August 2026

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

The following warrants were outstanding at September 30, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	5,357	$7.00	July 2024
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,409,450	$7.00	March 2025
Warrants*	5,837,500	$0.40	June 2025
Warrants*	1,249,995	$0.60	July 2023
Warrants*	625,000	$0.40	August 2023

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at September 30, 2021 and 2020  was $11,830 and $10,780, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at September 30, 2021 and 2020 was $69,098 and $63,934,  respectively, the companies had directors in common at the time of the transaction.

NOTE 9 – INCOME TAXES

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

Significant components of the deferred tax assets at an anticipated tax rate of 21% for the period ended September 30, 2021 and September 30, 2020 are as follows:

	September 30, 2021	September 30, 2020

Net operating loss carryforwards	27,753,783	16,910,125
Deferred tax asset	6,142,603	3,884,335
Valuation allowance for deferred asset	(6,142,603)	(3,884,335)
Net deferred tax asset	-	-

At September 30, 2021 and September 30, 2020, the Company has net operating loss carryforwards of approximately $27,753,783 and $16,910,125 which will begin to expire in the year 2031. The change in the allowance account from September 30, 2020 to September 30, 2021 was $2,258,268.

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

NOTE 10 – SUBSEQUENT EVENTS

In November 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $42,000.

In November 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $23,000.

In November 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $40,000.

In November 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $17,500.

In November 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $196,000.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. Reference is made the Company’s Forms 8-K filed on December 6, 2021 with respect to the appointment of our new independent auditors, Hudgens CPA PLLC.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2021.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the fiscal year ended September 30, 2021, our internal controls and procedures require improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer is Joseph Frontiere, Interim CEO and Chairman and Interim CFO. Mr. Frontiere devotes 50% of his time to the affairs of the Company.

The executive officer and directors of the Company are listed below. Directors are elected to hold offices for a three-year term or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Joseph Frontiere	31	Chairman of the Board, Interim Chief Executive Officer and Interim CFO
Derrick Chambers	43	Director
Robert Liscouski	67	Director
Douglas Cole	66	Director

Joseph Frontiere, age 31, Director, Interim CEO and Interim CFO. Mr. Frontiere currently serves as the Executive Chairman of 27 Health Holdings, Inc. On December 9, 2019, Mr. Frontiere was appointed to the Board of Directors of Lord Global Corporation. Mr. Frontiere previously served as COO of a private company engaged in A.I. and has extensive experience as a business development executive focusing on financing and acquisitions.

Robert Liscouski, age 67, Director: Mr. Liscouski is the Chairman and CEO of Quantum Computing, Inc. (NASDAQ: QUBT), a NASDAQ listed company focused on developing novel applications and solutions utilizing quantum and quantum-ready computing techniques to solve difficult problems in various industries. The company’s team of experts in finance, computing, security, mathematics and physics is engaged in developing commercial applications for industries and government agencies that will need quantum computing power to solve their most challenging problems. For more information about QCI, visit www.quantumcomputinginc.com.

Mr. Liscouski is a proven security professional, thought leader and successful entrepreneur with over 35 years of senior level security operational and company leadership experience in government and public and private companies.

Mr. Liscouski is a recognized Security Industry specialist in assessing, mitigating and managing physical and cyber security risk in private sector enterprises and state and federal government agencies. Mr. Liscouski has extensive experience in leading innovative start up and turn around companies as well as building programs for large government organizations and is recognized as a leader in identifying emerging security technologies. He serves as a “Trusted Advisor” to senior officials within government and private sector, providing guidance in areas such as physical and cyber security, crisis management, organizational development and strategic planning. Mr. Liscouski’s career has spanned local law enforcement, senior government and private sector positions from operations to senior leadership and serving on multiple boards of directors. He started his career as an undercover and homicide investigator, and Special Agent with the Diplomatic Security Service and progressed to senior federal government positions where he served as a senior advisor to the intelligence community and was appointed by President George W. Bush as the first Assistant Secretary for Infrastructure Protection at the Department of Homeland Security. He most recently was President of a public company that became a leader in the explosive trace detection industry culminating in the sale of the technology to L3 Communications. Mr. Liscouski is a frequent contributor to CNBC, CNN, Fox News, and other business and security media on Homeland Security and Terrorism issues.

Douglas Cole, age 66, Director: For more than the past five years, Mr. Cole has served as Chairman and CEO of American Battery Metals Corporation (OTCQB: ABML). Mr. Cole has been a Director of eWellness Healthcare Corporation (OTC: EWLL) since May 2014. Mr. Cole has also been a Partner of Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Douglas Cole has been served as a senior executive of multiple public companies during his extensive business career.

Douglas Cole received an undergraduate degree from the University of California, Berkeley.

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

(a) Director Compensation

Prior to the change in control transaction in April 2019, the Company compensated directors The Company no longer has a director compensation program.

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

Our authorized capital stock consists of 910,000,000 shares of capital stock consisting of: (i) 900,000,000 shares of common stock, par value $.001 per share and (ii) 10,000,000 shares of preferred stock, par value $0.10 per share. As September 30, 2021, we had 66,748,674 shares of common stock issued and outstanding. Included below is a summary description of our capital stock.

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

Preferred Stock

On March 21, 2019, the Company filed with the Secretary of State of the State of Idaho the Certificate of Designation for Series B Super Voting Preferred Stock, 1 share of which was authorized and was issued to Sheldon Karasik, the Company’s former CEO and Chairman. Reference is made to Exhibit 99.1, the Certificate of Designation of the Series B Super Voting Preferred Stock, for the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series B Super Voting Preferred Stock, which was filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 21, 2019. On March 27, 2019, the Board of Directors authorized the issuance of: (i) 400,000 shares of newly designated Series C Convertible Preferred Stock to IDH Holdings 2 and Sunlight Financial, the 75% owners of NuAxess and PR345, respectively, with 200,000 shares of Series C Preferred Stock issuable to each; and (ii) 400,000 shares of newly designated Series D Convertible Preferred Stock to Draper, Inc., a Nevada corporation, and Carriage House, Inc., a Delaware corporation, with 200,000 shares issuable to each, in exchange for their shares in NuAxess and PR345, respectively. The Series C and Series D Preferred Stock represent 92.5% of the outstanding capital stock of the Company at the date of Closing. The outstanding Common Stockholders of the Company at the Closing retained 7.5% of the issued and outstanding Common Stock, which Common Stock will be subject to dilution upon the conversion on existing convertible notes and subsequently issued convertible note issued for the purpose of funding the MMMM Mining Operations, subject to certain anti-dilution protections as set forth in the SEA’s. In addition, in connection with the Closing, Sheldon Karasik, the former CEO and Chairman, transferred and assigned to Pat Dileo, the Company’s new CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis. The Super Voting Preferred Stock was transferred by Mr. Karasik to Mr. Dileo in consideration for the payment of $100,000 to Aurum, LLC, a newly organized private Nevada corporation formed and controlled by Mr. Karasik, the Company’s former CEO and Chairman, for the purpose to operating and controlling the Discontinued Mining Operations. The Super Voting Preferred Stock was transferred by Mr. Dileo to Mr. Joseph Frontiere upon Mr Dileo’s resignation as Chairman and CEO and Mr. Frontiere’s appointment as Chairman, Interim CEO and Interim CFO of Quad M.

Warrants

The warrants issued by the Company are common stock warrants issued to the selling stockholders. The common stock warrants are exercisable at an exercise price of $0.02 to $10.00 per share. The warrants may be exercised in whole or in part, subject to the limitations provided in the warrants. Any warrant holders who do not exercise their warrants prior to the conclusion of the exercise period will forfeit the right to purchase the shares of common stock underlying the warrants and any outstanding warrants will become void and be of no further force or effect. If at any time while any of the warrants are outstanding, Mineral Mountain issues common stock, or securities convertible into common stock, to any person at a price per share of common stock less than the exercise price of the warrants, the per share exercise price of the warrants will be reduced to the purchase price per share of the subsequent issuance.

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

Director Independence

The Company has three independent directors: Derrick Chambers, Douglas Cole and Robert Liscouski.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended September 30, 2021 and 2020 paid to our present and former officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Joseph Frontiere CEO and Chairman and Interim CFO	2021	120,000
Pat Dileo	2021	166,000
Former CEO and Chairman	2020	47,600	-0-	-N/A-	-N/A-	-N/A-	-N/A-
			-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
			-0-	-N/A-	-N/A-	-N/A-	-N/A-

Warrant Grants

During the fiscal years ended September 30, 2021 and 2020, the Company did not grant any warrants in compensation for executive position duties.

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)

Joseph Frontiere	18,860,892	(2)	51.00%
115 River Road, Suite 151
Edgewater, NJ 07020

	-0-		0%

Derrick Chambers, Director	-0-		0%
115 River Road, Suite 151
Edgewater, NJ 07020

Directors and Officer (3 person)	18,860,892	(2)	51.00%

(1)	Applicable percentage ownership is based on 36,982,141 shares of Common Stock outstanding as of January 8, 2021. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of September 30, 2020 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At January 8, 2021, the Record Date, the Series B Super Voting Preferred Stock was entitled to 18,860,892 votes, representing 51% of the 36,982,141 shares of Common Stock outstanding on such Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

As a smaller reporting company, we are required to disclose certain transactions to which we are or will be a party and in which any of our directors, executive officers, or holders of more than 5% of our common stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest in the event the amount of such transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year- end for the last two completed fiscal years. The average of our 2020 and 2021 year-end assets multiplied by 1% is less than $120,000.

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Management and Executive Compensation,” the following is a description of each transaction since September 30, 2020 and each currently proposed transaction in which:

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

Recent Sales of Equity Securities

Other Transactions

Not Applicable

Investments

The Company does not have any investments as of the date of this Form 10-K for the fiscal year ended September 30, 2021.

Employment Agreements

The Company has not entered into any written Employment Agreements as of the date of Form 10-K for the fiscal year ended September 30, 2021.

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

Aggregate fees for professional services rendered to the Company by Slack & Co. for the years ended September 30, 2021 and 2020 were as follows:

	Years Ended
	September 30
Item	2021	2020
Audit fees	$75,030	$17,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$75,030	$17,000

Hudgens CPAs, audited our consolidated financial statements at September 30, 2021.Slack & Co, audited our consolidated financial statements at September 30, 2020.

Aggregate fees for professional services rendered to the Company for the year ended September 30, 2021 and 2020 were as follows:

	Years Ended
	September 30
Item	2021	2020
Audit fees	75,030	17,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	75,030	17,000

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

QUAD M SOLUTIONS, INC.

By:	/s/ Joseph Frontiere
Joseph Frontiere
Chief Executive Officer and Chairman and Interim Chief financial Officer
(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)
Date:	January 14, 2022

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	January 14, 2022

