Form 10-KT
period 2021-12-31
Quad M Solutions, Inc.
filed 2022-04-15
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KT

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 31, 2021 to December 31, 2021

Commission file number 1-03319

Quad M Solutions, Inc
(Exact Name of Registrant as Specified in Its Charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

Quad M Solutions, Inc

1111 Belt Line Road, Suite 108E

Garland, Texas 75040

(877) 465-8080

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

The registrant had 78,023,948 shares of Common Stock outstanding on December 31, 2021. The aggregate market value of the 721,164 shares of Common Stock held by non-affiliated shareholders of the Registrant on March 31, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $685,100 based on a $0.12 average bid and asked price on such date.

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date: 116,797,069 shares of Common Stock as of April 13, 2022.

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

The Company’s principal executive offices are located at 1111 Belt Line Road, Suite 108E, Garland, TX 75040 and our telephone number is: (877) 465-8080. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our Common Stock is traded under the symbol “MMMM.” On April 13, 2022 the closing sale price of the Common Stock on the OTC was $0.15 per share.

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

The Company, serving as a holding company, conducts its business through its two operating subsidiaries: (i) NuAxess 2, Inc. (“NuAxess”); (ii) PR345, Inc., n/k/a OpenAxess, Inc. (“OpenAxess”);

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

In order to successfully compete with the BUCAs, of which there can be no assurance, the Company benefit plans offering self-insured health plans and enhanced member support and customer service through strategic partnerships with innovative technology platforms that incorporate products and services under a single administrative team. It is our belief despite being relatively undercapitalized during the fiscal year-ended September 30, 2020, the fiscal year ended September 30, 2021 and the transition period ended December 31, 2021 generated revenues of approximately $ 17.3 million and $39.8 million and $12 million, respectively, albeit not yet experiencing positive cash-flow from operations due principally to losses on issuance of convertible debt, developing technology and expanding sales. The key elements based upon management’s experience, in determining which sales channels and markets to pursue are dependent on our continued ability to contract with third party vendors that provide our products and services and will commit resources in offering our products and services to their clients. The Company has already commenced sales and is continuing to pursue known targeted small group employer markets in the States of Texas, Florida, and many southern states whose laws and regulations favor our business strategy of competing with the established legacy carriers Blue Cross, Aetna, Anthem, Cigna and United Health (BUCAs), and other regional fully insured health insurance carriers.

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

	High	Low
Fiscal XX
Three Month Transition Period December 31, 2021	$0.60	$0.21

Fiscal 2021:
Fourth Quarter	$0.42	$.06
Third Quarter	$1.50	$.27
Second Quarter	$18.00	$.87
First Quarter	$6.70	$1.64

Fiscal 2020:
Fourth Quarter	$0.52	$0.07
Third Quarter	$0.19	$0.10
Second Quarter	$0.47	$0.08
First Quarter	$0.46	$0.11

(b) Holders of Common Stock

As of December 31, 2021, there were 78,023,948 shares outstanding held by approximately 1,317 shareholders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

Stock Options

There are no Stock Options open as of December 31, 2021.

Warrants

There are approximately 18,511,965 warrants outstanding. Holders of the warrants have no voting rights, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

Issuance of Common Shares

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ended September 30, 2021, September 30, 2020, or the transitional period ended December 31, 2021.

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

Results of Operations

Comparison of the three-month period ended December 31, 21 to the three-month period ended December 31, 2020

Revenue

During the three-month period ended December 31, 2021 the Company received $12,034,752 in revenue principally from staffing and business consulting services and we incurred $11,272,996 in expense directly related to this revenue compared to $9,012,802 in revenue and $8,985,230 in expense directly related to this revenue during the three month-period December 31, 2020.

Expenses

Operating expenses for the three-month period ended December 31, 2021 were $1,452,931 compared to $ 588,241 for the same period of the prior year, representing an increase of 147%, due principally to an increase in professional fees, general and administrative expense, officers’ fees and payroll expense. The main components of general and administrative expenses in fiscal 2021 consisted of approximately $402,050 in consulting fees, $24,470 in office expense $50,943 in IT expense and approximately $225,010 in commission fees. The professional fees were $287,543. During the prior year, the main components of general and administrative expenses consisted of approximately $223,861 in consulting fees, $12,400 of marketing fees and $10,920 of office expense.

Working Capital

The Company’s net loss for the three-month period ended December 31, 2021 and December 31, 2020 were $3,154,994 and $178,317, respectively. The $2,976,677 increase in net loss for the three-month period ended December 31, 2021, as compared to the three-month period ended December 31, 2020, is due primarily to an increase revenue offset by an increase in professional fees, general and administrative fees, officers’ fees and payroll expense.

During the three-month period ended December 31, 2021, our principal sources of liquidity included cash received from convertible notes payable notes payable and revenue. During the three month period ended December 31, 2020 our principal source of liquidity included cash received from convertible notes payable and assignment of receivables. We intend to use new capital in the form of new equity or debt to further advance objectives.

Net cash used by operating activities totaled $246,567 and $564,546 for the three-month periods ending December 31, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily due to an increase in accounts receivable offset by unearned revenue and an increase in accounts payable.

Net cash used by investing activities totaled $0 and $90,000 for the three-month periods ending December 31, 2021 and 2020, respectively. The change between 2021 and 2020 is due to a short-term loan in 2020 that did not occur in 2021.

Net cash provided by financing activities totaled $411,006 and $707,657 for the three-month periods ending December 31, 2021 and 2020, respectively. The change between 2021 and 2020 is primarily attributed to a decrease in proceeds from notes payable, short-term loan and sales of preferred stock in 2021, as compared to 2020. The cash increased to $319,613 at December 31, 2021 from $155,174 at September 30, 2021.

As reflected in our accompanying financial statements, other than approximately $411,006 received from the issuance of notes payable and convertible notes during the three-month period December 31, 2021, we have negative working capital, and an accumulated deficit of $30,908,777, and $27,753,783 and $16,910,125 for the years ending September 30, 2021 and September 30, 2020, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of equity and, to a reduced level if at all, convertible notes. The Company believes that it will be able to raise the requisite amount of equity capital at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding.

In addition to our operating expenses which average approximately $485,000 per month, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB ID: 6849)	F-2
Consolidated Balance Sheets as of December 31, 2021, September 30, 2021 and 2020	F-3
Consolidated Statements of Operations for the transitional three-month period ended December 31, 2021 and the fiscal years ended September 30, 2021 and 2020	F-4
Consolidated Statement of Stockholder’s Equity for the transition three-month period ended December 31, 2021 and the fiscal years ended September 30, 2021 and 2020	F-5
Consolidated Statements of Cash Flows for the transition three-month period ended December 31, 2021 and the fiscal years ended September 30, 2021 and 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Quad M Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quad M Solutions, Inc. (the Company) as of December 31, 2021, September 30, 2021, and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended September 30, 2021 and the three-month period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, September 30, 2021, and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, and the three-month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 15, 2022

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,	September 30,
	2021	2021	2020
			(Restated)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$319,613	$155,174	$463,874
Prepaid financing fees	-	-	15,000
Accounts receivable	2,101,512
Total Current Assets	2,421,125	155,174	478,874

TOTAL ASSETS	$2,421,125	$155,174	$478,874
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$399,494	$16,628	$12,190
Accrued interest	166,916	131,833	81,468
Notes payable – related party	57,618	57,618	59,790
Convertible debt, net	601,900	266,739	818,596
Derivative liability	4,421,956	2,718,312	3,763,090
Accrued expense	700,625	701,880	690,334
Aurum payable	400,000	400,000	400,000
Note payable	4,234,799	4,139,771	-
Accrued revenue	2,063,745	-	5,315
Due to preferred shareholders	1,591,922	1,641,572	-
Total Current Liabilities	14,638,975	10,074,353	5,830,783
TOTAL LIABILITIES	14,638,975	10,074,353	5,830783

COMMITMENTS AND CONTINGENCIES	-	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.10 par value, 10,000,000 shares authorized; 2,614,600, 2,618,417 and 2,717,638 shares issued and outstanding	261,460	261,842	271,764
Common stock, $0.001 par value, 900,000,000 shares authorized; 78,011,174, 66,748,674 and 20,121,010 shares issued and outstanding	78,011	66,749	20,121
Additional paid-in capital	18,151,756	17,306,313	11,014,932
Shares to be issued	202,800	202,800	254,500
Subscription receivable	(3,100)	(3,100)	(3,100)
Accumulated deficit	(30,908,777)	(27,753,783)	(16,910,125)
Total Stockholders’ Deficit	(12,217,850)	(9,919,179)	(5,351,909)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,421,125	$155,174	$478,874

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Year Ended
	December 31,		September 30
	2021	2020	2021	2020

REVENUES	$12,034,752	$9,012,802	$39,863,450	$17,378,502

COST OF SALES	11,272,996	8,985,230	38,461,445	17,254,140
GROSS PROFIT	761,756	27,572	1,402,005	124,362

OPERATING EXPENSES
Professional fees	287,543	92,128	272,816	17,527
General and administrative	534,199	274,819	1,528,344	1,368,272
Sales expense	117	117	468	40,162
Officers’ fees	150,000	49,000	266,001	59,169
Payroll expense	457,809	143,652	961,041	231,837
Travel	23,263	28,525	75,106	45,621
Stock compensation	-	-	-	805,372-
Research and development	-	-	1,595,075	-
Bad Debt	-	-	90,000	-
TOTAL OPERATING EXPENSES	1,452,931	588,241	4,788,851	2,567,960

LOSS FROM OPERATIONS	(691,175)	(560,669)	(3,296,846)	(2,443,598)

OTHER INCOME (EXPENSES)
Interest expense	(572,000)	(529,673)	(1,890,024)	(1,560,560)
Financing Fees	-	(33,740)	(35,740)	(248,395)
Loss on issuance of convertible debt	(684,517)	(427,072)	(2,572,786)	(1,972,736)
Loss on revaluation of derivative liability	(1,207,302)	1,372,837	123,364	(525,523)
Loss on securities	-	-	(242,398)	-
Loss on extinguishment of debt	-	-	(2,691,747)	(1,331,875)
Loss on assignment of receivable	-	-		(35,699)
Prepayment/default premium	-	-	(115,675)	(132,700)
Other income	-	-	3,551
Other expense	-	-	(35,357)	(4,280)
TOTAL OTHER INCOME (EXPENSES)	(2,463,819)	382,352	(7,456,812)	(5,811,768)

LOSS BEFORE TAXES	(3,154,994)	(178,317)	(10,843,658)	(8,255,367)

INCOME TAXES			-	-

NET LOSS	$(3,154,994)	$(178,317)	$(10,843,658)	$(8,255,367)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$0.04	(0.01)	$(0.27)	$(1.42)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	74,923,674	26,729,079	39,973,472	5,809,941

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2019	689,778	$690	800,000	$80,000	$4,339,751	$(3,100)	$(7,079,690)	$(2,662,352)

Common stock issued for services	213,000	213			72,387	296,058		368,658
Common stock issued for convertible debt & financing fees	11,375,820	11,376			1,230,640			1,242,016
Common stock issued for conversion of warrants	1,074,302	1,074			(1,074)			-
Common stock issued for conversion of preferred stock	6,656,250	6,656	(970,930)	(97,093)	102,937			12,500
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			11,500	1,150	731,622	(41,558)		691,214
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					383,014			383,014
Retirement of derivative liability					2,635,906			2,635,906
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending September 30, 2020							(8,255,367)	(8,255,367)
Balance, September 30, 2020	20,121,010	$21,121	2,717,638	$271,764	$11,014,932	$251,400	(16,910,125)	(5,351,909)

Common stock issued for services						72,050		72,050
Common stock issued for convertible debt	13,740,825	13,740			733,042			746,782
Common stock issued with convertible debt	164,155	164			32,525			32,689
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	17,270,885	17,271	(20,289)	(2,029)	(13,982)			1,260
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred shares issued for services			22,682	2,268	123,300	(123,750)		1,818
Retirement of derivative liabilities					2,987,005			2,987,005
Issuance of warrants with convertible debt					1,683,668			1,683,668
Conversion of warrants	10,628,615	10,629			(10,629)			-
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,346			417,656
Retirement of preferred shares			(90,300)	(9,030)	176,721			167,691
Common stock issued for preferred debt holder	2,800,000	2,800	(4,712)	(471)	56,100			58,429
Excess shares issued with split correction	3,184	4			(4)			-
Net income for period ending September 30, 2021							(10,843,658)	(10,843,658)
Balance, September 30, 2021	66,748,674	$66,749	2,618,417	$261,842	$17,306,313	$199,700	$27,753,783	$(9,919,179)

Common stock issued for services	2,000,000	2,000			198,000			200,000
Preferred shares issued for services			2,000	200	99,800			100,000
Conversion of preferred shares	3,100,000	3,100	(1,813)	(181)	(2,919)			-
Conversion of warrants	2,962,500	2,962			(2,962)			-
Common stock issued for preferred holder debt	3,200,000	3,200	(4,004)	(401)	46,850			49,649
Warrants issued for convertible debt					506,674			506,674
Net loss for period ending December 31, 2021							(3,154,994)	(3,154,994)
Balance, December 31, 2021	78,011,174	$78,011	2,614,600	$261,460	$18,151,756	$199,700	$30,908,777	$(12,217,850)

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Year Ended
	December 31,		September 30,
	2021	2020	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,154,994)	$(178,317)	$(10,843,658)	$(8,255,367)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	337,683	421,381	1,336,695	1,347,540
Financing fees		2,045	15,000
Common stock issued for services	200,000	45,050	72,050	368,658
Common stock issued for convertible debt default		-	(54,683)	109,600
Common stock issued for financing fees		5,840	4,340	27,250
Common stock issued for conversion of preferred stock		-	1,260
Preferred stock issued for financing fees		-		207,500
Preferred stock issued for services	100,000	-	1,819	691,214
Loss on issuance of convertible debt	684,517	427,072	3,554,900	3,274,483
Loss (gain) on revaluation of derivative liability	1,207,302	(1,372,837)	(123,264)	525,523
Loss on extinguishment of debt	-	-	2,650,223	30,128
Loss on assignment of receivable	-	-	-	35,699
Loss on marketable securities	-	-	5,718
Financing fees for conversion of preferred stock	-	-	-	12,500
Bad Debt	-	-	90,000	-
Changes in assets and liabilities:
Decrease (increase) in prepaids		-	-	(15,000)
Decrease (increase) in accounts receivable	(2,101,512)	-	-	-
Increase (decrease) in accounts payable	381,458	36,533	4,439	(21,019)
Increase (decrease) in accrued interest	35,084	42,945	57,322	163,868
Increase (decrease) in accrued expense	150	11,057	11,546	405,000
Increase (decrease) in prepaid revenue	2,063,745	(5,315)	(5,315)	5,315
Increase (decrease) in due to pref. shareholders	-	-	(300,000)	-

Net cash used by operating activities	(246,567)	(564,546)	(3,521,708)	(1,087,437)
CASH FLOWS FROM INVESTING ACTIVITIES:
Available for sale securities	-	-	(5,718)	-
Short term loan	-	(90,000)	(90,000)	-
Net cash used by investing activities	-	(90,000)	(95,718)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and warrants	-		-	-
Proceeds from sale of preferred stock	-	103,000	103,000	25,000
Proceeds from convertible debt, net	318,501	204,657	238,658	1,636,402
Proceeds from note payable-related party	92,505	-	-	1,662
Proceeds from short term loan	-	400,000	-	-
Payment on note payable-related party	-	-	(2,172)
Payment of convertible debt	-	-	(615,760)	(91,083)
Proceeds from note payable	-	-	3,585,000	-
Proceeds from assignment of receivables	-	-		59,851
Payment on assignment of receivables	-	-		(95,550)
Net cash provided by financing activities	411,006	707,657	3,308,726	1,536,282
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	164,439	53,111	(308,700)	449,174
Cash, beginning of period	155,174	463,874	463,874	14,700
Cash, end of period	$319,613	$516,985	$155,174	$463,874
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-
Derivative liabilities	$27,637	$990,983	$194,166	1,095,078
Common stock issued to retire convertible notes	$-	$319,514	$773,514	$1,209,617

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

At December 31, 2021, September 30, 2021 and 2020 the Company did not have any assets measured at fair value other than cash and deposits. At December 31, 2021, September 30, 2021 and 2020 the Company had conversion features embedded in its convertible notes payable. The fair value measurement of those derivatives, using a Binomial valuation model, was 4,421,956, $2,718,312 and $3,763,090 at December 31, 2021, September 30, 2021 and September 30, 2020, respectively and is reported as derivative liability on the balance sheet.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2021, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $30,908,777. The Company’s working capital deficit is $12,217,850.

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

NOTE 4 – CONVERTIBLE DEBT

Outstanding Convertible Debt

On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $25,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $312 of regular interest and $3,904 of debt discount was expensed. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $624 of regular interest and $7,808 of debt discount was expensed. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $25,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $312 of regular interest and $4,318 of debt discount was expensed.

On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $624 of regular interest and $8,636 of debt discount was expensed. On or about November 9, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $220,000, together with interest at the rate of 8% per annum, with a maturity date of November 9, 2022. During the period ended December 31, 2021, $2,542 of regular interest and $27,405 of debt discount, and $3,937 in derivative liability discount was expensed. On or about April 29, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $66,000, together with interest at the rate of 12% per annum, with a maturity date of April 29, 2020. During the period ended September 30, 2021, $3,993 of regular interest, was expensed. During the period ended December 31, 2021, $3,993 of regular interest was expensed.

On or about May 7, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of May 7, 2020.

On April 5, 2021, the investor converted the outstanding principal into 925,930 shares of common stock, $15,918 of accrued interest remains outstanding.

On or about August 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $660,000, together with interest at the rate of 8% per annum, with a maturity date of August 4, 2022. During the period ended December 31, 2021, $13,308 of regular interest and $166,356 of debt discount was expensed. On or about August 10, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $150,000, together with interest at the rate of 8% per annum, with a maturity date of August 10, 2022. During the period ended December 31, 2021, $3,024.66 of regular interest and $37,498.63 of debt discount was expensed. On or about August 13, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $137,500, together with interest at the rate of 8% per annum, with a maturity date of August 13, 2022. During the period ended December 31, 2021, $2,811 of regular interest, $30,499 of debt discount and $4,159 of derivative liability discount was expensed. On or about August 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of August 20, 2022. During the period ended December31, 2021, $1,008 of regular interest, $8,241 of debt discount and $4,362 of derivative liability discount was expensed. On or about September 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of September 20, 2022. During the period ended December 31, 2021, $2,218 of regular interest and $27,726 of debt discount was expensed.

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

On or about September 1, 2020, the Company entered into a Note Modification Agreement (“Modification”) in which the two above notes in the amount of $94,000 of principal and $8,627 of accrued interest and $96,816 of principal and $20,403 of accrued interest (described above) were superseded and consolidated into a single new long-term note in the principal amount of $250,000. The new note bears interest at a rate of 8% per annum and has a maturity date of December 31, 2021. During the period ended December 31, 2021, there was no expense for these notes. During the period ended December 31, 2020, $4,322 of regular interest and $91,993 of derivative liability discount was expensed. This note was fully converted during the year ended September 30, 2021 into 5,750,000 shares of common stock.

On or about May 17, 2019, the Company issued a convertible promissory note to another institutional investor for the principal sum of $50,000, together with interest at the rate of 12% per annum, with a maturity date of February 17, 2020. On January 21, 2020, the note was assigned to another investor with the original terms of the note remaining unchanged. During the period ended December 31, 2021, there was no expense. During the period ended December 31, 2020, $3,025, of regular interest, was expensed. On April 16, 2021, the outstanding principal of $50,000 and accrued interest of $17,951 was settled for $37,410, a gain on extinguishment of debt was recorded in the amount of $30,541.

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. On October 11, 2020 this note fell into maturity date default and the interest rate increased to 22%. During the period ended December 31, 2021, $2,773 of regular interest was expensed. During the period ended December 31, 2020, $2,592 of regular interest and $2,052 of derivative liability discount was expensed.

On or about March 3, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $112,750, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of January 11, 2021. On September 15, 2020, the investor converted $55,193 of principal and $7,228 of accrued interest into 917,395 of post-split shares of common stock. During the period ended December 31, 2020 the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $18,971 of regular interest, $28,600 of original issue discount and $122,148 of derivative liability discount was expensed.

On or about June 4, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $75,000, together with interest at the rate of 12% per annum, and a default interest amount of 18%, with a maturity date of June 4, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $1,603 of regular interest, $1,353 of original issue discount and $49,400 of derivative liability discount was expensed.

On December 11, 2020, the investor converted the outstanding principal of $75,000 and $4,512 of accrued interest into 806,413 shares of common stock.

On or about June 5, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $220,000, together with interest at the rate of 8% per annum, and a default interest amount of 18%, with a maturity date of June 5, 2021. During the period ended December 31, 2021, there was no expense association with this note. During the period ended December 31, 2020, $4,261 of regular interest, $7,562 of original issue discount and $47,890 of derivative liability discount was expensed. During the year ended September 30, 2021, the investor converted the outstanding principal of $190,000 and accrued into 2,523,224 shares of common stock, additionally the Company paid $30,000 in principle, 12,956 in accrued interest and $4,644 as a prepayment penalty in the total amount of $47,600 to fully extinguish the note.

On or about June 8, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $44,000, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of June 10, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $900 of regular interest, $1,512 of original issue discount and $9,578 of derivative liability discount was expensed. On April 13,2021, the Company paid $44,000 in principle, $3,012 in accrued interest and $14,148 as a prepayment penalty in the total amount of $61,160 to fully extinguish the note.

On or about June 10, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $44,000, together with interest at the rate of 8% per annum, and a default interest amount of 24%, with a maturity date of June 10, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $660 of regular interest, $4,136 of original issue discount and $26,196 of derivative liability discount was expensed. On December 16, 2020 the investor converted the outstanding principal of $44,000 and $1,774 of accrued interest into 462,368 shares of common stock.

On or about July 1, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $173,500, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of June 15, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $5,321 of regular interest and $45,736 of original issue discount was expensed. On April 13,2021, the Company paid $94,180 in principle, $16,483 in accrued interest and $4,337 as a prepayment penalty in the total amount of $115,000 to fully extinguish the note.

On or about July 6, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of up to $150,000, together with interest at the rate of 10% per annum, the first twelve months being guaranteed, and a default interest amount of 15%, with a maturity date of twelve months from the effective date of each tranche. The first tranche was in the amount of $50,000. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $1,260 of regular interest, $8,723 of original issue discount and $3,709 of original issue discount was expensed. On April 13,2021, the Company paid $50,000 in principle, $3,904 in accrued interest and $28,596 as a prepayment penalty in the total amount of $82,500 to fully extinguish the note.

On or about August 28, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 10% per annum, and a default interest amount of 24%, with a maturity date of August 27, 2021.During the period ended December 31, 2021there was not expense associated with this note. During the period ended December 31, 2020, $2,811 of regular interest, $7,740 of original issue discount and $20,062 in derivative liability discount was expensed. On March 2, 2021, the investor converted 80,000 in principle into 2,018,750 shares of common stock. On April 13,2021, the Company paid $30,000 in principle, $6,025 in accrued interest and $11,983 as a prepayment penalty in the total amount of $48,008 to fully extinguish the note.

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

During the period ended December 31, 2021There was no expense associated with this note. During the period ended December 31, 2020, $4,500 of regular interest was expensed.

On or about April 9, 2021, this note was combined with other notes payable into a new non-convertible note payable. See Note 5.

On or about October 21, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 10% per annum, with a maturity date of June 16, 2021. During the period ended December 31, 2021, There was no expense associated with this note. During the period ended December 31, 2020, $2,983 of regular interest, $5,817 of original issue discount and $10,605 in derivative liability discount was expensed. On April 13,2021, the Company paid $55,000 in principle, $7,269 in accrued interest and $3,731 as a prepayment penalty in the total amount of $66,000 to fully extinguish the note.

On or about October 22, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $55,000, together with interest at the rate of 12% per annum, with a maturity date of October 21, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $1,266 of regular interest, $1,635 of original issue discount and $8,942 in derivative liability discount was expensed. On April 13,2021, the Company paid $55,000 in principle, $3,110 in accrued interest and $17,057 as a prepayment penalty in the total amount of $71,167 to fully extinguish the note.

On or about November 10, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $116,600, together with interest at the rate of 10% per annum, with a maturity date of August 10, 2021. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $13,477 of regular interest, $7,153 of original issue discount and $14,630 in derivative liability discount was expensed. On April 13,2021, the Company paid $128,260 in principle, $17,051 in accrued interest and $34,253 as a prepayment penalty in the total amount of $179,564 to fully extinguish the note.

NOTE 5 – NOTE PAYABLE

On April 9, 2021, the Company entered into a Master Senior Loan Agreement (“MSLA”) with BeachStar Partners, LLC as Lender and Administrative Agent. Pursuant to the MSLA, the Company borrowed the initial sum of $4,200,000, which sum has been received by the Company in full. A Promissory was issued at closing, the Note bears interest at 18% per annum based on a 360-day year and is due eighteen months from the funding day. The Company pays interest monthly in the amount greater of $63,000 or 4% of the collections received by the Company. The Company has authorized the lender to apply the portion of each collections payment that exceeds the monthly interest amount to future monthly interest amount scheduled through the maturity date, at which time such excess payments shall be applied to the principle of the loan The MSLA is not convertible to the Company’s stock unless in the event of a material uncured default of the MSLA. The MSLA further provides for additional incremental loans in tranches of $1,000,000 per every 500 insured lives added by the Company, up to a maximum of 65,000 insured lives, or $130,000,000. During the period ended December 31, 2021, the Company paid $199,234 in interest.

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

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

Preferred Stock

Series B Super Voting Preferred Stock

On March 21, 2019, the Company, while under the control of former CEO, Chairman and principal shareholder, Sheldon Karasik, filed a Certificate of Designation amending the Articles of Incorporation and designating the rights and restrictions of one (1) share of newly authorized Series B Super Voting Preferred Stock, par value $0.10 per share (the “Series B Preferred Stock”), pursuant to resolutions approved by the Board of Directors (the “Board”) on November 5, 2018. On March 21, 2019, the Company issued to Sheldon Karasik, the Chief Executive Officer, President and Chairman of the Board, the one (1) share of Series B Preferred Stock for $0.16, which price was based on the closing price of the Company’s Common Stock of $0.16 as of November 5, 2018, the date of the issuance, which was approved by the Company’s then Board. Sheldon Karasik, as the holder of the Series B Preferred Stock, was entitled to vote together with the holders of the Company’s Common Stock upon all matters that may be submitted to holders of Common Stock for a vote, and on all such matters, the share of Series Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. The Company filed the Certificate of Designation with the Secretary of State of Idaho on March 21, 2019. In connection with the closing of the SEAs and the MBO Agreement, Mr. Karasik transferred and assigned the Series B Preferred Stock to Pat Dileo, the Company’s CEO and Chairman. During the period ended December 31, 2021, Pat Dileo transferred and assigned the Series B Preferred Stock to the current CEO and Chairman, Joseph Frontiere.

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

During the year-ended December 31, 2021, the holders of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Series C and Series D Shares”) converted a total of 28,038 Series C and Series D Shares into a total of 16,039,110 shares of Common Stock.

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

13% Series G Cumulative Redeemable Perpetual Preferred Stock

On April 27, 2020, the Company filed a Certificate of Designation amending the Articles of Incorporation and designation the rights and restrictions of 2,000,000 shares of 13% Series G Cumulative Redeemable Perpetual Preferred Stock, par value $0.10 and a stated value of $25 per share. The Series G Holders will not have any voting rights. To date, no shares of the Series G Cumulative Redeemable Perpetual Preferred Stock have been issued or are outstanding nor are there any plans to issue any shares of Series G Cumulative Redeemable Perpetual Preferred Stock.

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

During the quarter ended September 30, 2021, the 4,500 shares of Series M Preferred Shares that were previously disclosed as being converted during the quarter ended December 31, 2020, was reversed as it did not happen.

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

Series R Convertible Preferred Stock

On November 19, 2021, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 100,000 shares of Series R Convertible Preferred Stock with par value $0.10.

On December 3, 2021, the Company issued 2,000 shares of Series R Preferred Stock for services in the amount of $100,000.

The shares of Preferred Stock outstanding at December 31, 2021 and September 30, 2021

	Period Ended
Preferred Stock Series	December 31, 2021	September 30, 2021
A	1,901,318	1,901,318
B	1	1
C	383,256	385,070
D	311,284	315,287
E	-	-
F	-	-
H	3,741	3,741
M	13,000	13,000
N	-	-
R	2,000	-
Total	2,614,600	2,618,417

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

During the three-month period ended December 31, 2021, the Company issued 3,100,000 shares of common stock for conversion of preferred shares; 2,962,500 shares for conversion of warrants and 3,200,000 shares of common stock for conversion reserved preferred shares for debt due to preferred shareholders. (See above.) Additionally, the Company issued 2,000,000 shares of common stock for services valued at $200,000.

The following warrants were outstanding at December 31, 2021:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,249,995	$0.60	July 2023
Warrants	3,000,000	$1.00	June 2024
Warrants	7,333,333	$0.09	August 2026
Warrants	1,666,667	$0.09	August 2026
Warrants	550,000	$0.09	August 2026
Warrants	555,555	$0.09	August 2026
Warrants	1,222,222	$0.09	August 2026
Warrants	1,252,526	$0.09-0.30	November 2026

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

The following warrants were outstanding at December 31, 2020:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants*	1,666,667	$0.02	December 2024
Warrants*	2,918,750	$7.00	March 2025
Warrants*	2,918,750	$0.40	June 2025
Warrants*	1,249,995	$0.60	July 2023
Warrants*	625,000	$0.40	June 2025

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016 the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at December 31, 2021 and 2020 was $12,095 and $11,045, respectively.

During the year ended September 30, 2017 the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2021 and 2020 was $70,399 and $65,235, respectively, the companies had directors in common at the time of the transaction.

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

Significant components of the deferred tax assets at an anticipated tax rate of 21% for the period ended September 30, 2021 and September 30, 2020 are as follows:

	December 31, 2021	September 30, 2021

Net operating loss carryforwards	30,908,777	27,753,783
Deferred tax asset	6,824,052	6,142,603
Valuation allowance for deferred asset	(6,824,052)	(6,142,603)
Net deferred tax asset	-	-

At December 31, 2021 and September 30, 2021, the Company has net operating loss carryforwards of approximately $30,908,800 and $27,753,800. The change in the allowance account from September 30, 2021 to December 31, 2021 was $681,449.

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

Not Applicable.

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

Name	Age	Position and Tenure
Joseph Frontiere	31	Chairman of the Board, Chief Executive Officer and Interim CFO
Derrick Chambers	43	Director
Robert Liscouski	67	Director
Douglas Cole	66	Director

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

Preferred Stock

On March 21, 2019, the Company filed with the Secretary of State of the State of Idaho the Certificate of Designation for Series B Super Voting Preferred Stock, 1 share of which was authorized and was issued to Sheldon Karasik, the Company’s former CEO and Chairman. Reference is made to Exhibit 99.1, the Certificate of Designation of the Series B Super Voting Preferred Stock, for the Preferences, Rights, Limitations, Qualifications and Restrictions of the Series B Super Voting Preferred Stock, which was filed as Exhibit 99.1 to the Company’s Form 8-K filed on March 21, 2019. On March 27, 2019, the Board of Directors authorized the issuance of: (i) 400,000 shares of newly designated Series C Convertible Preferred Stock to IDH Holdings 2 Inc. and Sunlight Financial, LLC, the 75% owners of NuAxess and PR345, respectively, with 200,000 shares of Series C Preferred Stock issuable to each; and (ii) 400,000 shares of newly designated Series D Convertible Preferred Stock to Draper, Inc., a Nevada corporation (“Draper”), and Carriage House Capital, Inc., a Delaware corporation (“Carriage House”), with 200,000 shares issuable to each, in exchange for their shares in NuAxess and PR345, respectively. The Series C and Series D Preferred Stock represent 92.5% of the outstanding capital stock of the Company at the date of Closing. The outstanding Common Stockholders of the Company at the Closing, which was effective on April. 16, 2019, retained 7.5% of the issued and outstanding Common Stock, which Common Stock will be subject to dilution upon the conversion on existing convertible notes and subsequently issued convertible note issued for the purpose of funding the MMMM Mining Operations, subject to certain anti-dilution protections as set forth in the SEA’s. In addition, in connection with the Closing, Sheldon Karasik, the former CEO and Chairman, transferred and assigned to Pat Dileo, the Company’s new CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis. The Super Voting Preferred Stock was transferred by Mr. Karasik to Mr. Dileo in consideration for the payment of $100,000 to Aurum, LLC, a newly organized private Nevada corporation formed and controlled by Mr. Karasik, the Company’s former CEO and Chairman, for the purpose to operating and controlling the Discontinued Mining Operations. The Super Voting Preferred Stock was transferred by Mr. Pat Dileo to Mr. Joseph Frontiere, the Company’s new CEO, interim CEO and Chairman upon the resignation of Mr. Dileo as the Company’s CEO and from the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to the Company for the periods ended December 31, 2021 and 2020 paid to our present and former officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Joseph Frontiere CEO and Chairman and Interim CFO	2021	150,000
Pat Dileo	2021	-
Former CEO	2020	49,000	-0-	-N/A-	-N/A-	-N/A-	-N/A-
			-0-	-0-	-N/A-	-N/A-	-N/A-	-N/A-
			-0-	-N/A-	-N/A-	-N/A-	-N/A-

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)

Joseph Frontiere, CEO and Chairman	59,566,505	(2)	51.00%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Derrick Chambers, Director	-0-		0%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Robert Liscouski, Director	-0-		0%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Douglas Cole, Director	-0-		0%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Directors and Officer (4 persons)	59,566,505	(2)	51.00%

(1)	Applicable percentage ownership is based on 116,797,069 shares of Common Stock outstanding as of April 13, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of September 30, 2021 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At April 13, 2022, the Record Date, the Series B Super Voting Preferred Stock was entitled to 59,566,505 votes, representing 51% of the 116,797,069 shares of Common Stock outstanding on such Record Date.

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

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Management and Executive Compensation,” the following is a description of each transaction since September 30, 2021 and each currently proposed transaction in which:

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

Aggregate fees for professional services rendered to the Company by Slack & Co. for the years ended September 30, 2021 and 2020 were as follows:

	Years Ended
	December 31	September 30
Item	2021	2021
Audit fees	$-	$75,030
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$-	$75,030

Hudgens CPAs, audited our consolidated financial statements at December 31, 2021 and September 30, 2021. Slack & Co, audited our consolidated financial statements at September 30, 2020.

Aggregate fees for professional services rendered to the Company for the year ended September 30, 2021 and 2020 were as follows:

	Years Ended
	September 30
Item	2021	2021
Audit fees		75,030
Audit-related fees		-
Tax fees		-
All other fees		-
Total		75,030

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Transfer Online, 512 SE Salmon Street, Portland, OR, 97214 (telephone (503) 227-2950, facsimile (503) 227-6874).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules on page F-1 and included on pages F-2 through F-23.

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

Date:	April 15, 2022

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	April 15, 2022

By:	/s/ Robert Liscouski
Robert Liscouski
Director
Date:	April 15, 2022

By:	/s/ Douglas Cole
Douglas Cole
Director
Date:	April 15, 2022

