Form 10-Q
period 2022-03-31
Quad M Solutions, Inc.
filed 2022-05-23
CIK 66600

UNITED STATES

SECURITIES ANDEXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

Commission file number: 1-03319

Quad M Solutions, Inc.
(Exact name of registrant as specified in its charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1111 Belt Line Road, Suite 108E, Garland TX	75040
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (877) 465-8080

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 18, 2022, there were 129,668,801 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$460,662	$319,613
Note receivable – related party	81,000	-
Accounts receivable	3,377,238	2,101,512
Total Current Assets	3,918,900	2,421,125

OTHER ASSETS
Investment	100,000	-
Total Other Assets	100,000	-

TOTAL ASSETS	$4,018,900	$2,421,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$914,287	$399,494
Accrued interest	256,547	166,916
Notes payable - related party	57,618	57,618
Convertible debt, net	842,140	601,900
Derivative liability	1,384,820	4,421,956
Accrued expense	697,607	700,625
Aurum payable	400,000	400,000
Note payable	5,875,105	4,234,799
Accrued revenue	-	2,063,745
Due to preferred shareholders	1,416,312	1,591,922
Total Current Liabilities	11,844,436	14,638,975

TOTAL LIABILITIES	11,844,436	14,638,975

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,415,182 and 2,614,600 issued and outstanding	241,518	261,460
Common stock, $0.001 par value, 900,000,000 shares authorized; 116,784,295 and 78,011,174 shares issued and outstanding	116,784	78,011
Additional paid-in capital	19,174,895	18,151,756
Shares to be issued	202,800	202,800
Subscription receivable	(3,100)	(3,100)
Accumulated deficit	(27,558,433)	(30,908,777)
Total Stockholders’ Equity	(7,825,536)	(12,217,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,018,900	$2,421,125

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended
	March 31
	2022	2021
	(unaudited)	(unaudited)
REVENUES	$17,660,827	$9,077,045

COST OF SALES	15,243,672	8,688,841
GROSS PROFIT	2,417,155	388,204

OPERATING EXPENSES
Professional fees	109,915	55,574
General and administrative	483,950	232,746
Sales expense	117	117
Officers’ fees	-	51,000
Payroll expense	445,692	187,778
Travel	22,707	10,292
TOTAL OPERATING EXPENSES	1,062,381	537,507

INCOME FROM OPERATIONS	1,354,774	(149,303)

OTHER INCOME (EXPENSES)
Interest expense	(673,591)	(441,973)
Interest income	-	3
Financing fees	(105,500)	(2,000)
Gain (loss) on issuance of convertible debt		-
Gain (loss) on revaluation of derivative	2,574,704	(127,378)
Gain (loss) on securities	-	20,391
Other income (expense)	199,958	-
TOTAL OTHER INCOME (EXPENSES)	1,995,571	(550,957)

INCOME BEFORE TAXES	3,350,345	(700,260)

INCOME TAXES	-	-

NET INCOME	$3,350,345	$(700,260)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$.03	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	105,861,903	52,272,058

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, September 30, 2019	689,778	$690	800,000	$80,000	$4,339,751	$(3,100)	$(7,079,690)	$(2,662,352)

Common stock issued for services	213,000	213			72,387	296,058		368,658
Common stock issued for convertible debt & financing fees	11,375,820	11,376			1,230,640			1,242,016
Common stock issued for conversion of warrants	1,074,302	1,074			(1,074)			-
Common stock issued for conversion of preferred stock	6,656,250	6,656	(970,930)	(97,093)	102,937			12,500
Preferred stock issued for cash			5,000	500	24,500			25,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			11,500	1,150	731,622	(41,558)		691,214
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					383,014			383,014
Retirement of derivative liability					2,635,906			2,635,906
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending September 30, 2020							(8,255,367)	(8,255,367)
Balance, September 30, 2020	20,121,010	$21,121	2,717,638	$271,764	$11,014,932	$251,400	(16,910,125)	(5,351,909)

Common stock issued for services						72,050		72,050
Common stock issued for convertible debt	13,740,825	13,740			733,042			746,782
Common stock issued with convertible debt	164,155	164			32,525			32,689
Common stock issued for financing fees	20,000	20			4,320			4,340
Conversion of preferred stock	17,270,885	17,271	(20,289)	(2,029)	(13,982)			1,260
Preferred stock issued for cash			10,300	1,030	101,970			103,000
Preferred shares issued for services			22,682	2,268	123,300	(123,750)		1,818
Retirement of derivative liabilities					2,987,005			2,987,005
Issuance of warrants with convertible debt					1,683,668			1,683,668
Conversion of warrants	10,628,615	10,629			(10,629)			-
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,346			417,656
Retirement of preferred shares			(90,300)	(9,030)	176,721			167,691
Common stock issued for preferred debt holder	2,800,000	2,800	(4,712)	(471)	56,100			58,429
Excess shares issued with split correction	3,184	4			(4)			-
Net income for period ending September 30, 2021							(10,843,658)	(10,753,658)
Balance, September 30, 2021	66,748,674	$66,749	2,618,417	$261,842	$17,306,313	$199,700	$27,753,783	$(9,919,179)

Common stock issued for services	2,000,000	2,000			198,000			200,000
Preferred shares issued for services			2,000	200	99,800			100,000
Conversion of preferred shares	3,100,000	3,100	(1,813)	(181)	(2,919)			-
Conversion of warrants	2,962,500	2,962			(2,962)			-
Common stock issued for preferred holder debt	3,200,000	3,200	(4,004)	(401)	46,850			49,649
Warrants issued for convertible debt					506,674			506,674
Net loss for period ending December 31, 2021							(3,154,994)	(3,154,994)
Balance, December 31, 2021	78,011,174	$78,011	2,614,600	$261,460	$18,151,756	$199,700	$30,908,777	$(12,217,850)

Common stock issued for financing fees	166,667	167			14,833			15,000
Common stock issued for convertible debt	3,210,326	3,210			285,719			288,929
Conversion of preferred stock	10,772,364	10,722	(185,256)	(18,526)	7,754			-
Investment in GMMX	10,000,000	10,000			90,000			100,000
Conversion of preferred stock for debt to preferred holders	14,623,764	14,624	(14,162)	(1,416)	162,401			175,609
Retirement of derivative liability					462,432			462,432
Net income for period ending March 31, 2022							3,350,345	3,350,345
Balance, March 31, 2022	116,784,295	$116,784	2,415,182	$241,518	$19,174,895	199,700	(27,558,432)	(7,825,536)

accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,350,345		$(700,260)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount	441,140		377,599
Financing fees	-		12,955
Common stock issued for services	-		27,750
Preferred stock issued for services	-		1,820
Financing fees for conversion of preferred stock	-		1,250
Financing fees for convertible debt	79,750
Loss (Gain) on revaluation of derivative liability	(2,574,704)		127,378
Common stock issued for financing fees	15,750		-
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(1,275,726)		-
Increase (decrease) in accounts payable	514,790		(39,501)
Increase (decrease) in accrued interest	99,629		62,328
Increase (decrease) in prepaid revenue	(2,063,745)		-
Increase (decrease) in accrued expense	(3,018)		-
Net cash used by operating activities	(1,415,789)		(128,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	(81,000)		(5,718)
Net cash used by investing activities	(81,000)		(5,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock			-
Proceeds from convertible debt, net
Proceeds from note payable-related party
Proceeds from short term loan	1,707,838		300,000
Payment on convertible debt	-		(88,668)
Payment on short term loan	(70,000)		-
Net cash provided by financing activities	1,637,838		211,332

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	141,049		76,933
Cash, beginning of period	319,613		516,987
Cash, end of period	$460,662		$593,917

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$
Income taxes paid	$-	$
Common stock issued for convertible debt	$288,929		$134,000
Derivative liabilities	$-	$
Common stock issued for investment	$100,000	$

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2022

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

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little of no market data, which require the reporting entity to develop its own assumptions.

The Company has convertible debt of $842,140 measured at fair value at March 31, 2022.

	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative liability				$1,384,820

Total				$1,384,820

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of March 31, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $27,558,433. The Company’s working capital deficit is $7,925,536.

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

NOTE 5 – NOTE PAYABLE

On April 9, 2021, the Company entered into a Master Senior Loan Agreement (“MSLA”) with BeachStar Partners, LLC as Lender and Administrative Agent. Pursuant to the MSLA, the Company borrowed the initial sum of $4,200,000, which sum has been received by the Company in full. A Promissory was issued at closing, the Note bears interest at 18% per annum based on a 360-day year and is due eighteen months from the funding day. The Company pays interest monthly in the amount greater of $63,000 or 4% of the collections received by the Company. The Company has authorized the lender to apply the portion of each collections payment that exceeds the monthly interest amount to future monthly interest amount scheduled through the maturity date, at which time such excess payments shall be applied to the principle of the loan The MSLA is not convertible to the Company’s stock unless in the event of a material uncured default of the MSLA. The MSLA further provides for additional incremental loans in tranches of $1,000,000 per every 500 insured lives added by the Company, up to a maximum of 65,000 insured lives, or $130,000,000. During the period ended March 31, 2022, the Company paid $132,822 in interest.

On February 2, 2022, the Company received an additional $600,000.

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

During the three-month period ended March 31, 2022, the holders of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Series C and Series D Shares”) converted a total of 193,101 Series C and Series D Shares into a total of 23,396,128 shares of Common Stock.

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

On December 3, 2021, the Company issued 2,000 shares of Series R Preferred Stock for services in the amount of $100,000.

On February 28, 2022, the holders of shares of Series R Convertible Preferred Stock converted a total of 2,000 Series R Shares into a total of 2,000,000 shares of Common Stock.

The shares of Preferred Stock outstanding at March 31, 2022 and December 31, 2021

	Period Ended
Preferred Stock Series	March 31, 2022	December 31, 2021
A	1,901,318	1,901,318
B	1	1
C	200,000	383,256
D	297,122	311,284
E	-	-
F	-	-
H	3,741	3,741
M	13,000	13,000
N	-	-
R	-	2,000
Total	2,415,182	2,614,600

Common Stock

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

During the three-month period ended March 31, 2022, the Company issued 10,772,364 shares of common stock for conversion of preferred shares; 3,210,326 shares for conversion of convertible debt; 14,623,764 shares of common stock for conversion reserved preferred shares for debt due to preferred shareholders (see above); 10,000 shares of common stock for an investment valued at $100,000 and 166,667 shares of common stock for financing fees.

The following warrants were outstanding at March 31, 2022:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,249,995	$0.60	July 2023
Warrants	3,000,000	$1.00	June 2024
Warrants	7,333,333	$0.09	August 2026
Warrants	1,666,667	0.09	August 2026
Warrants	550,000	0.09	August 2026
Warrants	555,555	0.09	August 2026
Warrants	1,222,222	0.09	August 2026
Warrants	1,252,526	0.09-0.30	November 2026

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

The following warrants were outstanding at December 31, 2021:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants	16,666,667	$0.02	December 2024
Warrants	1,249,995	$0.60	July 2023
Warrants	3,000,000	$1.00	June 2024
Warrants	7,333,333	$0.09	August 2026
Warrants	1,666,667	0.09	August 2026
Warrants	550,000	0.09	August 2026
Warrants	555,555	0.09	August 2026
Warrants	1,222,222	00.09	August 2026
Warrants	1,252,526	.09-0.30	November 2026

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

Significant components of the deferred tax assets at an anticipated tax rate 21% for the period ended March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
Net operating loss carryforwards	27,558,443	30,908,777
Deferred tax asset	6,120,480	6,824,052
Valuation allowance for deferred asset	(6,120,480)	(6,824,052)
Net deferred tax asset	-	-

At March 31, 2022 and December 31, 2021, the Company has net operating loss carryforwards of approximately $27,558,443 and $30,908,777 which will begin to expire in the year 2031. The change in the allowance account from December 31, 2021 to March 31, 2022 was $703,572.

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

NOTE 9 – SUBSEQUENT EVENTS

On May 4, 2022, the Company issued 900,000 shares of common stock related to a note issuance. On May 9, 2022, the Company issued 45,495 shares of common stock related to a note issuance. On May 9, 2022, the Company issued 87,921 shares of common stock related to a note issuance. On May 12, 2022, the Company issued 5,828,172 shares of common stock for 4,226 shares of Series D Preferred Shares. On May 12, 2022, the Company issued 5,828,173 shares of common stock for 1,892 shares of Series C Preferred Shares.

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

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Revenue

During the three months ended Mach 31, 2022 and March 31, 2021 the Company received $17,660,827 and $9,077,045, respectively in revenue principally from insurance premiums and we incurred $15,243,672 and $8,688,841 in expense directly related to this revenue.

Expenses

Operating expenses for the three-month period ended March 31, 2022 was $1,062,381 compared to $537,507 for the same period of the prior year, representing an increase of 124.75%.

The main components of general and administrative expenses for the three-month period ended March 31, 2022 consisted of approximately $404,266 of consulting fees marketing fees of $1,500 and $24,668 of office expense. During the prior year for the three month-period, the main components of general and administrative expenses were consulting fees were $185,202 and $12,500 in marketing fees and $13,200 of office expense.

Working Capital

The Company’s net loss for the three month-period ended March 31, 2022 was $3,350,345 a 378.44% decrease over the net loss of $700,260 at March 31, 2021. The change in net loss is due primarily to an increase in non-cash gains of the revaluation of derivative liabilities related to convertible debt financings offset by an increase in general and administrative expense and payroll expense.

During the three months ended March 31, 2022, our principal sources of liquidity included cash received from notes payable. During the three months ended March 31, 2021 our principal source of liquidity included proceeds from short term loans. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $1,415,789 and $128,680 for the three months ending March 31, 2022 and 2021, respectively. Net cash used by investing activities totaled $81,000 and $5,718 at March 31, 2022 and 2021, respectively. Net cash provided by financing activities totaled $1,637,838 and $211,332 for the three-month periods ending March 31, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily attributed to an increase revenue and proceeds from short term loans in 2022 as compared to 2021. The cash increased to $460,662 at March 31, 2022 from $319,613 at December 31, 2021.

As reflected in our accompanying financial statements, other than approximately $1,707,838 received from short term loans during the three-month period ended March 31, 2020, we have limited cash negative working capital limited revenues and an accumulated deficit of $27,558,432 and $30,908,777 for the three-month period ending March 31, 2022 and year ended December 31, 2021, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $350,000 per month, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three-months ended March 31, 2022 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2022 3,210,326 shares of common stock for the conversion of convertible debt at an average conversion price of $.09; 25,396,128 for the conversion of 199,418 shares of multiple series of preferred stock; 166,667 financing fees and 10,000,000 for an investment.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quad M Solutions, Inc.

Dated: May 23, 2022	By:	/s/ Joseph Frontiere
Joseph Frontiere
Interim Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

