Form 10-Q
period 2022-06-30
Quad M Solutions, Inc.
filed 2022-08-22
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

Commission file number: 1-03319

Quad M Solutions, Inc.

(Exact name of registrant as specified in its charter)

Idaho	82-0144710
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1111 Belt Line Road, Suite 108E, Garland, TX	75040
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (732) 423-5520

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbols	Name of each exchange on which registered
N/A	N/A	N/A

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

As of August 22, 2022, there were 166,643,802 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,001,653	$319,613
Accounts Receivable, net	5,256,451	2,101,512
Other Current Assets	183,750

Total Current Assets	6,441,854	2,421,125

OTHER ASSETS	4,768,521

TOTAL ASSETS	$11,210,375	$2,421,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$926,786	$399,494
Accrued interest	225,926	166,916
Notes payable - related party	-	57,618
Convertible debt, net	328,920	601,900
Derivative liability	1,384,820	4,421,956
Accrued expense	16,500	700,625
Aurum payable	400,000	400,000
Note payable	5,932,106	4,234,799
Due to preferred shareholders	1,416,313	2,063,745
Other current liabilities	5,553,836	1,591,922
Total Current Liabilities	16,185,207	14,638,975

TOTAL LIABILITIES	16,185,207	14,638,975

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,421,300 and 2,717,638 issued and outstanding	242,907	261,460
Common stock, $0.001 par value, 900,000,000 shares authorized; 140,556,181 and 20,121,010 shares issued and outstanding	143,557	78,011
Additional paid-in capital	18,139,229	18,151,756
Shares to be issued	202,800	202,800
Subscription receivable	(3,000)	(3,100)
Accumulated deficit	(23,700,325)	(30,908,777)
Total Stockholders’ Equity	(4,974,832)	(12,217,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,210,375	$2,421,125

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$18,144,568	$10,630,064	36,268,362	28,719,911

COST OF SALES	15,852,288	9,547,713	31,095,960	27,221,784
GROSS PROFIT	2,292,280	1,082,351	5,172,403	1,498,127

OPERATING EXPENSES
Insurance expense	-	-	-	-
Professional fees	39,249	47,706	154,300	195,408
General and administrative	612,840	1,644,075	1,106,410	1,744,075
Payroll expense	590,263	247,058	1,063,833	578,488
Sales expense	-	117	117	351
Travel	22,478	25,566	45,185	64,383
Other expenses	-	500,034	-	1,007,599
TOTAL OPERATING EXPENSES	1,264,830	2,464,556	2,369,845	3,590,304

INCOME FROM OPERATIONS	1,027,450	(1,382,205)	2,802,558	(2,092,177)

TOTAL OTHER INCOME (EXPENSES)	748,745	(3,425,149)	2,744,307	(3,593,754)

INCOME BEFORE TAXES	1,776,195	(4,807,354)	5,546,865	(5,685,931)

INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,776,195	(937,908)	5,546,865	(3,970,225)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.01	(0.15)	0.04	(1.52)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	140,556,181	7,125,207	140,556,181	2,867,684

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Stock to be Issued or Subscription	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Equity
Balance, March 31, 2022	116,784,295	$116,784	2,415,182	$241,518	$17,599,830	$(29,247,190)	$199,800	$(11,089,258)
Common stock issued for convertible debt	5,985,122	5,985			532,676			538,661
Common stock issued for financing fees	963,213	3,964			(63)			3,900
Conversion of preferred stock	11,656,345	11,656	6,118	1,389	(13,045)			1
Warrants issued for convertible debt	5,167,206	5,167			19,831			24,999
Net income for period ending June 30, 2022						5,546,865		5,546,865
Balance, June 30, 2022	140,556,181	$143,557	2,421,300	$242,907	$18,139,229	$(23,700,325)	$199,800	$(4,974,832)

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022		2021
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$5,546,865	$(5,685,931)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss (gain) on revaluation of derivative liability		(3,037,136)	(1,137,449)
Changes in assets and liabilities:
Decrease (increase) in prepaids
Increase (decrease) in accounts payable		527,292	(2,970)
Increase (decrease) in accrued interest		59,010	(9,601)
Increase (decrease) in prepaid revenue		-	(5,315)
Increase (decrease) in accrued expense		(684,125)	39,838
Increase (decrease) in due to preferred shareholders		(175,609)	(300,000)
Increase (decrease) in due to other current assets/liabilities		(3,560,467)	4,301,684
Net cash used by operating activities		(1,324,170)	(2,799,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments		-	-
Net cash used by investing activities		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock		(18,553)	103,000
Proceeds from convertible debt, net		(272,980)	204,852
Proceeds from sale of common stock and warrants, net		65,546	(615,760)
Proceeds from note payable		1,697,307	3,585,000
Net cash provided by financing activities		1,471,320	3,277,092

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS		147,149	381,630
Cash, beginning of period		854,504	463,874
Cash, end of period		$1,001,653	$845,504

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$
Income taxes paid	$
Common stock issued for convertible debt		$5,985	$735,764

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2022

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $23,700,325.

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

The shares of Preferred Stock outstanding at June 30, 2022 and December 31, 2021

	Period Ended
Preferred Stock Series	June 30, 2022	December 31, 2021
A	1,901,318	1,901,318
B	1	1
C	200,000	383,256
D	297,122	311,284
E	-	-
F	-	-
H	3,741	3,741
M	13,000	13,000
N	-	-
R	-	2,000
Total	2,415,182	2,614,600

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

During the three-month period ended June 30, 2022, the Company issued 11,656,345 shares of common stock for conversion of preferred shares; 5,985,122 shares for conversion of convertible debt and 963,213 shares of common stock for financing fees.

The following warrants were outstanding at June 30, 2022:

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

Results of Operations for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Revenue

During the three months ended June 30, 2022 and June 30, 2021 the Company received $18,144,568 and $10,630,064, respectively in revenue principally from insurance premiums and we incurred $15,852,288 and $9,547,713 in expense directly related to this revenue.

Expenses

Operating expenses for the three-month period ended June 30, 2022 was $1,264,830 compared to $2,464,556 for the same period of the prior year.

Working Capital

The Company’s net profit for the three month-period ended June 30, 2022 was $1,776,195 compared to a net loss of $4,807,354 at June 30, 2021. This net profit is due primarily to an increase in revenue and rationalization of COGs and SG&A.

During the three months ended June 30, 2022, our principal sources of liquidity included cash received from notes payable. During the three months ended June 30, 2022 our principal source of liquidity included proceeds from short term loans. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash used by operating activities totaled $1,324,170 and $2,799,744 for the three months ending June 30, 2022 and 2021, respectively. Net cash provided by financing activities totaled $3,277,092 and $892,115 for the three-month periods ending June 30, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily attributed to an increase revenue and proceeds from short term loans in 2022 as compared to 2021.

As reflected in our accompanying financial statements, we have limited cash negative working capital limited revenues and an accumulated deficit of $23,700,325 and $30,908,777 for the three-month period ending June 30, 2022 and year ended December 31, 2021, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses which average approximately $350,000 per month, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three-months ended June 30, 2022 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2022 5,985,122 shares of common stock for the conversion of convertible debt at an average conversion price of $.09; 11,656,345 for the conversion of 6,118 shares of multiple series of preferred stock.

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

Quad M Solutions, Inc.

Dated: August 22, 2022	By:	/s/ Joseph Frontiere
Joseph Frontiere
Interim Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

