Form 10-Q
period 2022-09-30
Quad M Solutions, Inc.
filed 2022-11-22
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 21, 2022, there were 184,707,828 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$785,488	$319,613
Accounts Receivable, net	6,518,646	2,101,512
Other Current Assets	183,750

Total Current Assets	7,487,884	2,421,125

OTHER ASSETS	4,768,521

TOTAL ASSETS	$12,256,405	$2,421,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$926,786	$399,494
Accrued interest	212,506	166,916
Notes payable - related party	-	57,618
Convertible debt, net	88,183	601,900
Derivative liability	1,384,820	4,421,956
Accrued expense	1,500	700,625
Aurum payable	400,000	400,000
Note payable	4,826,767	4,234,799
Due to preferred shareholders	1,416,313	2,063,745
Other current liabilities	6,194,911	1,591,922
Total Current Liabilities	15,451,787	14,638,975

TOTAL LIABILITIES	15,451,787	14,638,975

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,426,870 and 2,717,638 issued and outstanding	242,687	261,460
Common stock, $0.001 par value, 900,000,000 shares authorized; 169,823,107 and 20,121,010 shares issued and outstanding	169,823	78,011
Additional paid-in capital	20,468,274	18,151,756
Shares to be issued	202,800	202,800
Subscription receivable	(3,000)	(3,100)
Accumulated deficit	(22,700,898)	(30,908,777)
Total Stockholders’ Equity	(3,195,382)	(12,217,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,256,405	$2,421,125

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$18,245,469	$11,143,539	54,513,832	39,863,450

COST OF SALES	15,589,862	11,239,661	46,685,822	38,461,445
GROSS PROFIT	2,655,607	(96,122)	7,828,010	1,402,005

OPERATING EXPENSES
Insurance expense	-		-
Professional fees	34,189	77,408	142,204	272,816
General and administrative	1,014,552	520,745	2,246,999	1,528,344
Payroll expense	548,400	382,553	1,532,481	961,041
Sales expense	-	117	117	468
Travel	12,436	10,723	57,621	75,106
Other expenses	-	117,001	-	1,861,076
TOTAL OPERATING EXPENSES	1,609,578	1,108,547	3,979,423	4,698,851

INCOME FROM OPERATIONS	1,046,030	(1,204,669)	3,848,588	(3,296,846)

TOTAL OTHER INCOME (EXPENSES)	(46,604)	(3,863,058)	2,697,704	(7,456,812)

INCOME BEFORE TAXES	999,426	(5,067,727)	6,546,291	(10,753,658)

INCOME TAXES	-		-

NET INCOME (LOSS)	$999,426	(5,067,727)	6,546,291	(10,753,658)

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$0.01	(0.25)	0.04	(0.53)
WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	166,823,107	20,121,010	166,823,107	20,121,010

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022		2021
	(unaudited)		(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$6,546,291	$(10,753,658)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Loss (gain) on revaluation of derivative liability		(3,037,136)	(123,364)
Changes in assets and liabilities:
Decrease (increase) in prepaids			-
Increase (decrease) in accounts payable		527,292	4,439
Increase (decrease) in accrued interest		45,590	57,322
Increase (decrease) in prepaid revenue		-	(5,315)
Increase (decrease) in accrued expense		(699,125)	11,546
Increase (decrease) in due to preferred shareholders		(175,609)	(300,000)
Increase (decrease) in due to other current assets/liabilities		(2,892,719)	7,587,322
Net cash used by operating activities		314,584	(3,521,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments		-	(95,718)
Net cash used by investing activities		-	(95,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock		(18,773)	103,000
Proceeds from convertible debt, net		(513,717)	238,658
Proceeds from sale of common stock and warrants, net		91,812	-
Proceeds from note payable		591,968	3,585,000
Net proceeds/payments from short term loans			(617,932)
Net cash provided by financing activities		151,291	3,308,726

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS		465,875	(308,700)
Cash, beginning of period		319,613	628,313
Cash, end of period		$785,488	$319,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$
Income taxes paid	$
Common stock issued for convertible debt		$8,667	$11,376

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2022

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

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $22,700,898.

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

The shares of Preferred Stock outstanding at June 30, 2022 and December 31, 2021

	Period Ended
Preferred Stock Series	September 30, 2022	December 31, 2021
A	1,901,318	1,901,318
B	1	1
C	200,000	383,256
D	297,122	311,284
E	-	-
F	-	-
H	3,741	3,741
M	13,000	13,000
N	-	-
R	-	2,000
Total	2,415,182	2,614,600

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

During the three-month period ended September 30, 2022, the Company issued 17,500,000 shares of common stock for conversion of preferred shares; 8,666,926 shares for conversion of convertible debt and 100,000 shares of common stock for services.

The following warrants were outstanding at September 30, 2022:

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

Results of Operations for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

Revenue

During the three months ended September 30, 2022 and September 30, 2021 the Company received $18,245,469 and $11,143,539, respectively in revenue principally from insurance premiums and we incurred $15,589,862 and $11,239,661 in expense directly related to this revenue.

Expenses

Operating expenses for the three-month period ended September 30, 2022 was $1,609,578 compared to $1,108,547 for the same period of the prior year.

Working Capital

The Company’s net profit for the three month-period ended Sep 30, 2022 was $999,426 compared to a net loss of $5,067,727 at September 30, 2021. This net profit is due primarily to an increase in revenue and rationalization of COGs and SG&A.

During the three months ended September 30, 2022, our principal sources of liquidity included cash received from notes payable and operations. During the three months ended September 30, 2022 our principal source of liquidity included proceeds from short term loans. We intend to use new capital in the form of new equity or debt to further advance objectives. Net cash from and used for operating activities totaled $314,584 and $3,521,708 for the nine months ending September 30, 2022 and 2021, respectively. Net cash provided by financing activities totaled $151,291 and $3,308,726 for the nine-month periods ending September 30, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily attributed to an increase revenue and proceeds from short term loans in 2022 as compared to 2021.

As reflected in our accompanying financial statements, we have an accumulated deficit of $22,700,898 and $30,908,777 for the nine-month period ending September 30, 2022 and year ended December 31, 2021, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of convertible notes at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding. In addition to our operating expenses, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2022, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three-months ended September 30, 2022 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2022, 8,666,926 shares of common stock for the conversion of convertible debt at an average conversion price of $.09; 17,500,000 for the conversion of multiple series of preferred stock.

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

Quad M Solutions, Inc.

Dated: November 22, 2022	By:	/s/ Joseph Frontiere
Joseph Frontiere
Interim Chief Executive Officer (Principal Executive Officer
and Principal Financial Officer and Accounting Officer)

