Form 10-K
period 2022-12-31
Quad M Solutions, Inc.
filed 2023-04-17
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate the number of shares outstanding of the registrant’s Common Stock as of the latest practicable date:

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for these purposes, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of March 31, 2023, the last business day of the Registrant’s most recently completed fiscal quarter, was $6,523,110.99 (based on the closing sale price of the Registrant’s Common Stock on that date.

217,437,033 shares of Common Stock as of April 14, 2023.

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

The Company’s principal executive offices are located at 1111 Belt Line Road, Suite 108E, Garland, TX 75040 and our telephone number is: (877) 465-8080. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our Common Stock is traded under the symbol “MMMM.” On April 14, 2023 the closing sale price of the Common Stock on the OTC was $0.03 per share.

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

ITEM 3. LEGAL PROCEEDINGS

On or about September 30, 2020, the Company was named a defendant in the action Aurum, LLC, v. Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company, Supreme Court of the State of New York, New York County, Index No. 652465/2020. Sheldon Karasik, principal of plaintiff Aurum LC and former principal of the Company, has claimed that the Company did not fulfill its obligations under the Share Exchange and Purchase Agreement with an entity formed and controlled by Sheldon Karasik, pursuant to which the Company, in an agreement executed on its behalf by Mr. Karasik, sold, transferred and assigned 75% of the Company’s former MMMM Mining Subsidiaries to an entity controlled by Mr. Karasik for $10 plus the assumption of the liabilities of the former MMMM Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and, indeed, has filed affirmative defenses in connection with such claims. The Company has also initiated a third-party claim individually against Mr. Karasik in the action entitled Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company v. Karasik, Supreme Court of the State of New York, New York County, 3rd Party Index No.: 595634/2020, which claims are based upon, inter alia, Mr. Karasik’s breach of fiduciary duty owed to the Company. Aurum, LLC has filed a motion for summary judgment, which the Company has opposed. The actionis in the discovery phase. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik, and that the Company will prevail on its third-party claims.

(b) On or about December 1, 2020, the Company and two of its former officers were named as defendants in the action Cavalry Fund I LP v. Quad M Solutions Inc., Pat Dileo and Carl Dorvil, Supreme Court of the State of New York, New York County, Index No. 656142/2020. The Company’s attorneys successfully filed a motion to dismiss the case against the individual defendants, and several causes of action against the Company were also dismissed. The action is in the discovery phase. The Company believes that there will be no material adverse consequences in connection with any claims by Cavalry Fund 1 LP.

(c) On or about November 29, 2022, the Company and its CEO, Joseph Frontiere, were named as defendants in the matter ProAct, Inc. v. NuAxess 2, Inc. and Joseph Frontiere, Cause No. DC-22-16180, Dallas County, Texas based on an alleged breach of contract and related causes of action. The Company and Mr. Frontiere have moved to dismiss the action and await decision of the Court.

(d) On or about March 18, 2023, the Company’s wholly-owned subsidiary, NuAxess 2, Inc. initiated an action in the Eastern District of New York entitled NuAxess 2, Inc. v Adler Windows, Inc., Civil Action No. 1:23-cv-1872 seeking damages for breach of contract and related damages. The action is pending defendants’ response to the Complaint.

(e) On or about April 1, 2023, the Company initiated an arbitration proceeding entitled Quad M Solutions, Inc., Nuaxess 2, Inc. and Joseph Frontiere v. TVT 2.0 LLC and Andrew Fellus, seeking damages based on fraud and RICO claims. The action is pending Respondents’ response to the demand for arbitration.

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

	High	Low

Fiscal 2022:
Fourth Quarter	$.039	$.035
Third Quarter	$.09	$.07
Second Quarter	$.18	$.15
First Quarter	$.16	$.15

Fiscal 2021:
Fourth Quarter	$0.42	$.06
Third Quarter	$1.50	$.27
Second Quarter	$18.00	$.87
First Quarter	$6.70	$1.64

(b) Holders of Common Stock

As of December 31, 2022, there were 174,823,440 shares outstanding held by approximately 1,332 shareholders.

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

Stock Options

There are no Stock Options open as of December 31, 2022.

Warrants

There are approximately 18,511,965 warrants outstanding. Holders of the warrants have no voting rights, no liquidation preference and no dividends will be declared on the warrants.

(e) Recent Sales of Unregistered Securities

Issuance of Common Shares

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal periods ended December 31, 2021, or the period ended December 31, 2022.

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

Results of Operations

Comparison of the fiscal year ended December 31, 2022 to the fiscal ended December 31, 2021

Revenue

During the year ended December 31, 2022 the Company received $51,892,679 in revenue principally from staffing and business consulting services and we incurred $52,699,339 in expense directly related to this revenue compared to $51,898,202 in revenue and $49,734,441 during the year ended December 31, 2021

Expenses

Operating expenses for the fiscal year ended December 31, 2022 were $5,935,412 compared to $ 6,151,782 for the same period of the prior year.

Working Capital

The Company’s net loss for the years ended December 31, 2022 and Deember 31, 2021 were $4,212,053 and $17,896,673, respectively. decrease in net loss for fiscal year 2022, as compared to fiscal year 2022, is due primarily to an increase in revenue and decrease in general and administrative expenses.

During the fiscal years ended December 31, 2022 and 2022, our principal sources of liquidity included cash received from convertible notes payable, notes payable, and sales of preferred stock. We intend to use new capital in the form of new equity or debt to further advance business objectives.

Net cash produced by operating activities totaled $356,570 compared to a use of $3,216,501 for the years ending December 31, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily due to lower net losses, increases in accounts payables, increases in accrued expenses, offset by revaluation of derivative liabilities.

Net cash provided by financing activities totaled $160,312 and $3,072,240 for the years ending December 31, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily attributed to an decrease in proceeds from notes payable in 2022, as compared to 2021. The cash however increased to $836,495 at December 31, 2022 from $319,613 at December 31, 2021.

As reflected in our accompanying financial statements, other than the cash received from the issuance of notes payable and convertible notes during the fiscal year ended December 31, 2022, we have negative working capital, and an accumulated deficit of $35,034,310 and $30,908,777 for the years ending December 31, 2022 and 2021, respectively. Notwithstanding our belief that we will be able to continue to raise capital through the issuance of equity and, to a reduced level if at all, convertible notes, the Company believes that it will be able to raise the requisite amount of equity capital at terms and condition acceptable to the Company, of which there can be no assurance, these factors indicate that we may be unable to continue in existence in the absence of receiving additional funding.

In addition to our operating expenses which average approximately $494,000 per month, management’s plans for the next twelve months include approximately $4 million of cash expenditures for development and expansion of our health insurance and employee benefits business operations. While there can be no assurance, the Company believes that it will be able to generate sufficient capital from operations, equity and/or debt financing to fully-implement its business plan of offering principally to smaller and mid-sized employers a full spectrum of employee benefit and insurance services enabling employers to offer a variety of plans providing their employees with multiple levels of benefits including major medical health insurance, as well as providing financial and business consulting services.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Quad M Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quad M Solutions, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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
Houston, Texas
April 15, 2023

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$836,495	$319,613
Accounts Receivable	9,659,000	2,101,512
Other Current Assets	252,600
Total Current Assets	10,748,095	2,421,125

TOTAL ASSETS	$10,748,095	$2,421,125
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$1,226,786	$399,494
Accrued interest	161,676	166,916
Notes payable – related party	-	57,618
Convertible debt, net	92,410	601,900
Derivative liability	140,356	4,421,956
Accrued expense	1,500	700,625
Aurum payable	400,000	400,000
Note payable	4,826,767	4,234,799
Accrued revenue & other current liabilities	1,928,253	2,063,745
Due to preferred shareholders	1,416,313	1,591,922
Total Current Liabilities	10,194,061	14,638,975
TOTAL LIABILITIES	10,194,061	14,638,975

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $.10 par value, 10,000,000 shares authorized; 2,424,812 and 2,614,600 shares issued and outstanding	242,481	261,460
Common stock, $0.001 par value, 900,000,000 shares authorized; 174,823,440 and 78,011,174 shares issued and outstanding	174,823	78,011
Additional paid-in capital	34,971,240	18,151,756
Shares to be issued	202,800	202,800
Subscription receivable	(3,000)	(3,100)
Accumulated deficit	(35,034,310)	(30,908,777)
Total Stockholders’ Deficit	554,035	(12,217,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$10,748,095	$2,421,125

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2022	2021

REVENUES	$54,892,679	$51,898,202

COST OF SALES	52,699,339	49,734,441
GROSS PROFIT	2,193,339	2,163,761

OPERATING EXPENSES
Professional fees	108,015	560,359
General and administrative	2,762,199	2,062,543
Sales expense	117	585
Officers’ fees	150,000	150,000
Payroll expense	1,487,339	1,418,850
Travel	45,185	98,369
Consulting and other expenses	1,382,447	1,861,076
TOTAL OPERATING EXPENSES	5,935,412	6,151,782

LOSS FROM OPERATIONS	(3,742,072)	(3,988,021)

OTHER INCOME (EXPENSES)
Interest expense	(727,972)	(572,000)
Loss on issuance of convertible debt	(583,621)	(684,517)
Loss on revaluation of derivative liability	(50,501)	(1,207,302)
Other income (expense)	892,112	(7,456,812)
TOTAL OTHER INCOME (EXPENSES)	(469,981)	(13,908,652)

LOSS BEFORE TAXES	(4,212,053)	(17,896,673)

INCOME TAXES

NET LOSS	$(4,212,053)	$(17,896,673)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	174,823,440	74,923,674

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2019	695,597	$696	800,000	$80,000	$4,445,369	$18,458	$(7,785,356)	$(3,240,837)

Common stock issued for services	399,155	395			96,418	65,050	527,349	689,216
Common stock issued for convertible debt & financing fees	16,644,644	16,647			1,376,986			1,393,633
Common stock issued for conversion of warrants	3,273,375	3,273			28,941			32,214
Common stock issued for conversion of preferred stock	9,537,500	9,539	(977,605)	(97,761)	101,217			12,995
Preferred stock issued for cash			15,300	1,530	126,470			128,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			16,000	1,600	854,922	89,192		945,714
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					285,014			285,014
Retirement of derivative liability					3,768,766			3,768,766
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending December 31, 2020							(8,255,367)	(8,255,367)
Balance, December 31, 2020	30,662,131	$30,662	2,725,763	$272,576	$12,579,352	$172,700	(17,088,442)	(4,033,151)

Common stock issued for services	2,000,000	2,000	-	-	198,000	27,000	-	227,000
Common stock issued for convertible debt & financing fees	8,464,182	8,464	-	-	417,305	-	-	425,769
Common stock issued for conversion of preferred stock	17,639,635	17,640	(15,512)	(1,552)	(14,830)	-	-	1,258
Preferred stock issued for cash	(150,000)	(151)	85	10	1,683,812	-	4,076,338	5,760,009
Preferred shares issued for services	-	-	20,182	2,018	99,800	-	-	101,818
Retirement of derivative liabilities	-	-	-	-	1,996,022	-	-	1,996,022
Warrants issued with convertible debt	-	-	-	-	506,674	-	-	506,674
Common stock issued for conversion of warrants	11,392,042	11,392	-	-	(11,392)	-	-	-
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,345	-	-	417,655
Retirement of preferred shares	-	-	(90,300)	(9,030)	176,721	-	-	167,691
Common stock issued for preferred debt holder	6,000,000	6,000	(8,716)	(872)	102,950	-	-	108,078
Excess shares issued with split correction	3,184	4	-	-	(4)	-	-	-
Net income for period ending December 31, 2021							(17,896,673)	(17,896,673)
Balance, December 31, 2021	78,011,174	$78,011	2,614,600	$261,460	$18,151,756	$199,700	$(30,908,777)	$(12,217,850)

Common stock issued for services	600,000	600	-	-	(600)	-	-	-
Common stock issued for convertible debt & financing fees	22,529,049	22,529	-	-	17,683,339	-	-	17,705,868
Common stock issued for conversion of preferred stock	39,928,709	39,928	(180,793)	(18,080)	(22,791)	-	-	(942)
Retirement of derivative liabilities	-	-	-	-	462,432	-	-	462,432
Warrants issued with convertible debt	5,167,206	5,167	-	-	19,831	-	-	24,999
Common stock issued for preferred debt holder	14,623,764	14,624	(14,162)	(1,416)	162,401	-	-	175,609
common stock issued for other equity investments	13,963,538	13,964	5,167	517	(1,485,128)	100	86,519	(1,384,028)
Net income for period ending December 31, 2022							(4,212,053)	(4,212,053)
Balance, December 31, 2022	174,823,440	$174,823	2,424,812	$242,481	$34,971,240	$199,800	$35,034,310	$554,035

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,212,053)	$(17,896,673)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Decrease (increase) in accounts receivable	(7,557,488)	(5,315)
Increase (decrease) in accounts payable	827,292	4,439
Increase (decrease) in accrued interest	(5,240)	57,322
Increase (decrease) in accrued expense	(699,125)	11,546
Increase (decrease) in due to preferred shareholders	(175,609)	(300,000)
Increase (decrease) in due to derivative liability	(4,281,600)	(123,264)
Increase (decrease) in other current assets/liabilities, net	16,460,394	15,035,444

Net cash used by operating activities	356,570	(3,216,501)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds/payments from common stock and warrants, net	96,812
Proceeds/payments from preferred stock, net	(18,979)	103,000
Proceeds/payments from convertible debt, net	(509,490)	(615,760)
Proceeds/payments from note payable, net	591,968	3,585,000
Net cash provided by financing activities	160,312	3,072,240
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	516,882	(144,261)
Cash, beginning of period	319,613	463,874
Cash, end of period	$836,495	$319,613
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$727,972	$572,000
Income taxes paid	$-	$-
Common stock issued for convertible debt	$22,529	$8,464

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

At December 31, 2022 and 2021 the Company did not have any assets measured at fair value other than cash and deposits. At December 31, 2022 and 2021 the Company had conversion features embedded in its convertible notes payable.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of December 31, 2022, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $35,034,310.

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

New Accounting Pronouncements

The Company has evaluated the authoritative guidance issued subsequent to December 31, 2022 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

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

During the period ended December 31, 2021, $3,024.66 of regular interest and $37,498.63 of debt discount was expensed. On or about August 13, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $137,500, together with interest at the rate of 8% per annum, with a maturity date of August 13, 2022. On or about August 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of August 20, 2022. During the period ended December 31, 2021, $312 of regular interest and $4,318 of debt discount was expensed. During the period ended December 31, 2021, $1,008 of regular interest, $8,241 of debt discount and $4,362 of derivative liability discount was expensed. On or about September 20, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $110,000, together with interest at the rate of 8% per annum, with a maturity date of September 20, 2022. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $25,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $312 of regular interest and $3,904 of debt discount was expensed. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $624 of regular interest and $7,808 of debt discount was expensed. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $25,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $2,811 of regular interest, $30,499 of debt discount and $4,159 of derivative liability discount was expensed. On or about November 4, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of November 4, 2022. During the period ended December 31, 2021, $624 of regular interest and $8,636 of debt discount was expensed. On or about November 9, 2021, the Company issued a convertible promissory note to an institutional investor for the principal sum of $220,000, together with interest at the rate of 8% per annum, with a maturity date of November 9, 2022. During the period ended December 31, 2021, $2,542 of regular interest and $27,405 of debt discount, and $3,937 in derivative liability discount was expensed. On or about May 27, 2022, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 8% per annum, with a maturity date of May 27, 2023. On or about October 18, 2022, the Company issued a convertible promissory note to an institutional investor for the principal sum of $111,111.11, together with interest at the rate of 8% per annum, with a maturity date of October 18, 2023. On or about November 2, 2022, the Company issued a convertible promissory note to an institutional investor for the principal sum of $111,111.11, together with interest at the rate of 8% per annum, with a maturity date of November 2, 2023.

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

During the Company’s fiscal year-ended September 30, 2021, the holders of shares of Series C Convertible Preferred Stock and Series D Convertible Preferred Stock (collectively, the “Series C and Series D Shares”) converted a total of 24,222 Series C and Series D Shares into a total of 11,339,110 shares of Common Stock.

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

On May 28, 2020, the Company’s Board of Directors approved the execution of consulting services agreements with six unrelated persons/entities, none of whom were affiliates of the Company, pursuant to which the Company agreed to the issuance of 11,500 shares of a Series M Convertible Preferred Stock. In 2020, the Company issued 11,500 shares of Series M Preferred Shares to consultants for services valued at $691,214. One shareholder converted 1,500 shares into 75,000 shares of common stock, 4,500 shares of Series M Preferred Shares for 225,000 shares of common shares that had previously been disclosed as “shares to be issued”. In 2021, a total of 6,000 shares of Series M Convertible Preferred stock were converted into 300,000 shares of common stock, 4,500 shares of Series M Preferred Shares that were previously disclosed as being converted during the quarter ended December 31, 2020, was reversed as it did not happen.

Series A Convertible Preferred Stock

On July 2, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 2,851,318 shares of Series A Convertible Preferred Stock with par value $0.10. In September 30, 2020, 950,000 shares of Series A Preferred Stock were converted into 950,000 shares of common stock.

Series H Convertible Preferred Stock

On August 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 5,000 shares of Series H Convertible Preferred Stock with par value $0.10 and stated value $10. The shares were issued for cash of $25,000. In 2021, a total of 1,259 shares of Series H Convertible Preferred stock were converted into 599,733 shares of common stock.

7% Series O Cumulative Redeemable Perpetual Preferred Stock

On September 28, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and designation the rights and restrictions of 1,000,000 shares of Series O 7% Redeemable Cumulative Preferred Stock, par value $0.10 and a stated value of $12.50.

9% Series N Convertible Preferred Stock

On November 20, 2020, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 100,000 shares of Series N Convertible Preferred Stock with par value $0.10 and issued 10,300 of Series N Preferred Stock for cash of $103,000 and paid $3,000 in fees related to the issuance. In 2021, the Company paid $136,933 to extinguish the Series N Convertible Preferred Stock.

Series R Convertible Preferred Stock

On November 19, 2021, the Company filed a Certificates of Designation amending the Articles of Incorporation and the Certificates of Designation of the rights and restrictions of 100,000 shares of Series R Convertible Preferred Stock with par value $0.10. In December 3, 2021, the Company issued 2,000 shares of Series R Preferred Stock for services in the amount of $100,000.

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

During the three-month period ended March 31, 2022, the Company issued a total of 38,773,121 shares of common stock related to convertible debt, financing fees, retirement of derivative liability and conversion of preferred stock.

During the three-month period ended June 30, 2022, the Company issued a total of 26,772,211 shares of common stock related to convertible debt, financing fees, issuance of warrants and conversion of preferred stock.

During the three-month period ended September 30, 2022, the Company issued a total of 26,266,934 shares of common stock related to convertible debt, financing fees, services, and conversion of preferred stock

During the three-month period ended December 31, 2022, the Company issued a total of 5,000,000 shares of common stock related to convertible debt, financing fees, services, and conversion of preferred stock

The following warrants were outstanding at December 31, 2022:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants*	1,666,667	$0.02	December 2024
Warrants*	1,249,995	$0.60	July 2023
Warrants	3,000,000	$1.00	June 2024
Warrants	7,333,333	$0.09	August 2026
Warrants	1,666,667	$0.09	August 2026
Warrants	550,000	$0.09	August 2026
Warrants	555,555	$0.09	August 2026
Warrants	1,222,222	$0.09	August 2026
Warrants	1,252,526	$ 0.09-0.30	November 2026

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

The following warrants were outstanding at December 31, 2021:

Warrant Type	Warrants Issued and Unexercised	Exercise Price	Expiration Date
Warrants	10,000	$5.00	December 2021
Warrants	5,000	$10.00	December 2021
Warrants*	1,666,667	$0.02	December 2024
Warrants*	2,918,750	$7.00	March 2025
Warrants*	2,918,750	$0.40	June 2025
Warrants*	1,249,995	$0.60	July 2023
Warrants*	625,000	$0.40	June 2025

*	Each of these warrants have a down round feature that have been triggered by certain events resulting in recognition of the down round. The accounting recognition of the triggered down round features, which have the same accounting effect as a “dividend”, has a cumulatively reduced retained earnings by $1,575,068 and increased the outstanding number of warrants.

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

NOTE 9 – SUBSEQUENT EVENTS

On or about March 18, 2023, the Company’s wholly-owned subsidiary, NuAxess 2, Inc. initiated an action in the Eastern District of New York entitled NuAxess 2, Inc. v Adler Windows, Inc., Civil Action No. 1:23-cv-1872 seeking damages for breach of contract and related damages. The action is pending defendants’ response to the Complaint.

On or about April 1, 2023, the Company initiated an arbitration proceeding entitled Quad M Solutions, Inc., Nuaxess 2, Inc. and Joseph Frontiere v. TVT 2.0 LLC and Andrew Fellus, seeking damages based on fraud and RICO claims. The action is pending Respondents’ response to the demand for arbitration.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None. Reference is made the Company’s Forms 8-K filed on December 6, 2021 with respect to the appointment of our independent auditors, Hudgens CPA PLLC.

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

Name	Age	Position and Tenure
Joseph Frontiere	32	Chairman of the Board, Chief Executive Officer and Interim CFO
Derrick Chambers	44	Director
Douglas Cole	67	Director

Joseph Frontiere, age 32, Director, Interim CEO and Interim CFO. Mr. Frontiere currently serves as the Executive Chairman of 27 Health Holdings, Inc. On December 9, 2019, Mr. Frontiere was appointed to the Board of Directors of Lord Global Corporation. Mr. Frontiere previously served as COO of a private company engaged in A.I. and has extensive experience as a business development executive focusing on financing and acquisitions.

Douglas Cole, age 67, Director: For more than the past five years, Mr. Cole has served as Chairman and CEO of American Battery Metals Corporation (OTCQB: ABML). Mr. Cole has been a Director of eWellness Healthcare Corporation (OTC: EWLL) since May 2014. Mr. Cole has also been a Partner of Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Douglas Cole has been served as a senior executive of multiple public companies during his extensive business career.

Douglas Cole received an undergraduate degree from the University of California, Berkeley.

Derrick Chambers, age 43, Director: From 2016 to the present, Derrick Chambers has served as Director of the University of Florida Gator Boosters, responsible for fundraising and donations for the University’s Athletic Department. From 2011 to the present, Mr. Chambers has been the owner and founder of DCMG LLC, a New York based company engaged in independent consulting specializing in financial services in the areas of high net worth, professional sports and education. Mr. Chambers was a captain of the University of Florida NCAA Division 1 football team for two years under renowned Coach Steve Spurrier and played in the NFL for three years with the Carolina Panthers and Jacksonville Jaguars. Following his NFL career, he studied University of Oxford in England, studying politics, philosophy, and history. He was a member of the Oxford Rugby team at St. Peter’s College. Thereafter, Mr. Chambers studies at Princeton Seminary where he served as a Princeton Academic-Athletic fellow at Princeton. The academic-athletic fellows are made up of faculty and administrators who mentor student athletes at Princeton.

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

Our authorized capital stock consists of 910,000,000 shares of capital stock consisting of: (i) 900,000,000 shares of common stock, par value $.001 per share and (ii) 10,000,000 shares of preferred stock, par value $0.10 per share. As of December 31, 2022, we had 174,823,440 shares of common stock issued and outstanding. Included below is a summary description of our capital stock.

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

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual ($)	Restricted Stock Awards ($)	Securities Under-Lying Options/SARs (#)	LTIP Payouts($)	All Other Compensation($)
Joseph Frontiere CEO and Chairman and Interim CFO	2022	150,000
	2021	150,000

Warrant Grants

During the fiscal years ended December 31, 2022 and 2021, the Company did not grant any warrants in compensation for executive position duties.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth, as of January 8, 2023, certain information regarding the ownership of voting securities of Mineral Mountain by each stockholder known to our management to be (i) the beneficial owner of more than 5% of our outstanding common stock, (ii) our directors, (iii) our current executive officers named in the Summary Compensation Table, and (iv) all executive officers and directors as a group. We believe that, except as otherwise indicated, the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and/or voting power with respect to such shares.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)

Joseph Frontiere, CEO and Chairman	110,892,887	(2)	51.00%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Derrick Chambers, Director	-0-		0%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Douglas Cole, Director	-0-		0%
1111 Belt Line Road, Suite 108E
Garland, Texas 75040

Directors and Officer (4 persons)	110,892,887	(2)	51.00%

(1)	Applicable percentage ownership is based on 217,437,033 shares of Common Stock outstanding as of April 14, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At April 13, 2022, the Record Date, the Series B Super Voting Preferred Stock was entitled to 110,892,887 votes, representing 51% of the 217,437,033 shares of Common Stock outstanding on such Record Date.

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

In addition to the compensation arrangements with our directors and executive officers, including those discussed in the section titled “Management and Executive Compensation,” the following is a description of each transaction since December 31, 2022 and each currently proposed transaction in which:

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

Recent Sales of Equity Securities

Other Transactions

Not Applicable

Investments

The Company does not have any investments as of the date of this Form 10-K for the fiscal year ended December 31, 2022.

Employment Agreements

The Company has not entered into any written Employment Agreements as of the date of Form 10-K for the fiscal year ended December 31, 2022.

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

Aggregate fees for professional services rendered to the Company by Hudgens & Co. for the years ended December 30, 2022 and 2021 were as follows:

	Years Ended
	December 31	December 31
Item	2022	2021
Audit fees	$15,000-	$15,000
Audit-related fees		-
Tax fees		-
All other fees		-
Total	$15,000	$15,000

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

(3) Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificates of Incorporation of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
3.2	Amended Bylaws of Quad M Solutions, Inc., filed with the Form S-1/A on November 27, 2018
31.1	Certification of Principal Executive Officer (Section 302), filed herewith
31.2	Certification of Principal Financial Officer (Section 302), filed herewith
32.1	Certification of Principal Executive Officer (Section 906), filed herewith
32.2	Certification of the Principal Financial Officer (Section 906), filed herewith
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Label Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

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

Date:	April 17, 2023

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	April 17, 2023

By:	/s/ Douglas Cole
Douglas Cole
Director
Date:	April 17, 2023

