Form 10-K/A
period 2022-12-31
Quad M Solutions, Inc.
filed 2023-05-22
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

217,437,033 shares of Common Stock as of April 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Firm ID	Auditor Name	Auditor Location
6849	Hudgens CPA, PLLC	Houston, Texas

Explanatory Note: Quad M Solutions, Inc., an Idaho corporation (the “Company”), is filing this Amended Annual Report on Form 10-K/A to reflect that the financial statements for its year ended December 31, 2022 that were included in the Company’s Annual Report on Form 10-K filed with the Commission on April 17, 2023, were filed prior to the completion of the audit and improperly included the Report of the Company’s Independent Registered Public Accounting Firm, Hudgens CPA, PLLC, purportedly dated April 15, 2023, without either the consent or the prior knowledge of Hudgens CPA, PLLC and without the prior authorization of the Company’s Board of Directors or executive officers. As a result, until the audit for the year ended December 31, 2022, is completed by Hudgens CPA, PLLC, this Amended Annual Report is being filed with unaudited financial statements for the year ended December 31, 2022, and without the Report of the Independent Registered Public Accounting Firm for the year ended December 31, 2022.

FORWARD-LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this Annual Report on Form 10-K/A. Certain statements made in this discussion are “forward-looking statements” within the meaning of 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used herein, the words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These forward-looking statements are subject to known and unknown risks, uncertainties, and assumptions, including risks described in “Risk Factors” and elsewhere in this Amended Annual Report.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Amended Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Amended Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Amended Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this Amended Annual Report. And while we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

The forward-looking statements made in this Amended Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Amended Annual Report to reflect events or circumstances after the date of this Amended Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments.

ITEM 1. BUSINESS

You should read this entire Amended Annual Report carefully, including “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the related notes included elsewhere in this Amended Annual Report, before making an investment decision.

The Company’s principal executive offices are located at 1111 Belt Line Road, Suite 108E, Garland, TX 75040 and our telephone number is: (877) 465-8080. Any information on, or that may be accessed through, any websites (other than government websites) is not incorporated by reference into this Amended Annual Report and should not be considered a part of this Amended Annual Report. The Company is a publicly traded company subject to quotation on the OTC and our Common Stock is traded under the symbol “MMMM.” On April 24, 2023 the closing sale price of the Common Stock on the OTC was $0.03 per share.

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

ITEM 1A. RISK FACTORS

Not applicable

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company, at present, has its executive offices, consisting of 100 square feet, located at 1111 Beltline Road, Suite 108E, Garland, TX 75040, which it uses on month-to-month lease basis. These facilities are suitable for the near term and the Company believes will be sufficient for the foreseeable future. The Company has the right to expand to more square footage when needed and would consider an annual lease at that time.

ITEM 3. LEGAL PROCEEDINGS

On or about September 30, 2020, the Company was named a defendant in the action Aurum, LLC, v. Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company, Supreme Court of the State of New York, New York County, Index No. 652465/2020. Sheldon Karasik, principal of plaintiff Aurum LC and former principal of the Company, has claimed that the Company did not fulfill its obligations under the Share Exchange and Purchase Agreement with an entity formed and controlled by Sheldon Karasik, pursuant to which the Company, in an agreement executed on its behalf by Mr. Karasik, sold, transferred and assigned 75% of the Company’s former MMMM Mining Subsidiaries to an entity controlled by Mr. Karasik for $10 plus the assumption of the liabilities of the former MMMM Mining Subsidiaries. The Company believes that it has meritorious defenses to any claims by Mr. Karasik and, indeed, has filed affirmative defenses in connection with such claims. The Company has also initiated a third-party claim individually against Mr. Karasik in the action entitled Quad M Solutions, Inc., f/k/a Mineral Mountain Mining & Milling Company v. Karasik, Supreme Court of the State of New York, New York County, 3rd Party Index No.: 595634/2020, which claims are based upon, inter alia, Mr. Karasik’s breach of fiduciary duty owed to the Company. Aurum, LLC has filed a motion for summary judgment, which the Company has opposed and with respect to which it believes it has meritorious defenses. The action is in the discovery phase. The Company believes that there will be no material adverse consequences in connection with any claims by or on behalf of Mr. Karasik, and that the Company will prevail on its third-party claims.

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

(d) On or about March 18, 2023, the Company’s wholly owned subsidiary, NuAxess 2, Inc. initiated an action in the Eastern District of New York entitled NuAxess 2, Inc. v Adler Windows, Inc., Civil Action No. 1:23-cv-1872 seeking damages for breach of contract and related damages. The action is pending defendants’ response to the Complaint.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Financial Statements and Supplementary Data” and our consolidated financial statements, related notes, and other financial information appearing in this Amended Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Amended Annual Report, particularly in “Risk Factors” and “Forward-Looking Statements.”

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

Working Capital

The Company’s net loss for the years ended December 31, 2022 and December 31, 2021 were $4,212,053 and $17,896,673, respectively. The substantial decrease in net loss for fiscal year ended December 31, 2022, as compared to fiscal year December 31, 2021, is due primarily to an increase in revenue and decrease in general and administrative expenses.

During the fiscal years ended December 31, 2022 and 2021, our principal sources of liquidity included cash received from convertible notes payable, notes payable, and sales of preferred stock. We intend to use new capital in the form of new equity or debt to further advance business objectives.

Net cash produced by operating activities totaled $356,570 compared to a use of $3,216,501 for the years ending December 31, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily due to lower net losses, increases in accounts payables, increases in accrued expenses, offset by revaluation of derivative liabilities.

Net cash provided by financing activities totaled $160,312 and $3,072,240 for the years ending December 31, 2022 and 2021, respectively. The change between 2022 and 2021 is primarily attributed to a decrease in proceeds from notes payable in 2022, as compared to 2021. The cash however increased to $836,495 at December 31, 2022 from $319,613 at December 31, 2021.

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

(UNAUDITED)

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

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Year Ended
	December 31,
	2022	2021

REVENUES	$54,892,679	$51,898,202

COST OF SALES	52,699,339	49,734,441
GROSS PROFIT	2,193,340	2,163,761

OPERATING EXPENSES
Professional fees	108,015	560,359
General and administrative	2,762,309	2,062,543
Sales expense	117	585
Officers’ fees	150,000	150,000
Payroll expense	1,487,339	1,418,850
Travel	45,185	98,369
Consulting and other expenses	1,382,447	1,861,076
TOTAL OPERATING EXPENSES	5,935,412	6,151,782

LOSS FROM OPERATIONS	(3,742,072)	(3,988,021)

OTHER INCOME (EXPENSES)
Interest expense	(727,972)	(572,000)
Loss on issuance of convertible debt	(583,621)	(684,517)
Loss on revaluation of derivative liability	(50,501)	(1,207,302)
Other income (expense)	892,113	(7,456,812)
TOTAL OTHER INCOME (EXPENSES)	(469,981)	(13,908,652)

LOSS BEFORE TAXES	(4,212,053)	(17,896,673)

INCOME TAXES

NET LOSS	$(4,212,053)	$(17,896,673)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.02)	(0.24)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	174,823,440	74,923,674

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

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

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

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

QUAD M SOLUTIONS, INC

Notes to Unaudited Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Quad M Solutions, Inc. (“the Company”), f/k/a Mineral Mountain Mining & Milling Company, was incorporated under the laws of the State of Idaho on August 4, 1932, for the purpose of mining and exploring for non-ferrous and precious metals, primarily silver, lead and copper. Until April 16, 2019, the Company had two wholly owned subsidiaries, Nomadic Gold Mines, Inc., an Alaska corporation, and Lander Gold Mines, Inc., a Wyoming corporation (the “MMMM Mining Subsidiaries”).

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

Earnings (Losses) Per Share

Basic earnings per share are computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Fully diluted earnings per share is computed by dividing net income (loss) by the sum of the weighted-average number of common shares outstanding and the additional common shares that would have been outstanding if potential common shares had been issued. Potential common shares are not included in the computation of fully diluted earnings per share if their effect is anti-dilutive.

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

On or about January 17, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $50,000, together with interest at the rate of 10% per annum with a maturity date of October 11, 2020. On October 11, 2020, this note fell into maturity date default and the interest rate increased to 22%. During the period ended December 31, 2021, $2,773 of regular interest was expensed. During the period ended December 31, 2020, $2,592 of regular interest and $2,052 of derivative liability discount was expensed.

On or about March 3, 2020, the Company issued a convertible promissory note to an institutional investor for the principal sum of $112,750, together with interest at the rate of 12% per annum, and a default interest amount of 24%, with a maturity date of January 11, 2021. On September 15, 2020, the investor converted $55,193 of principal and $7,228 of accrued interest into 917,395 of post-split shares of common stock. During the period ended December 31, 2020, the investor converted the remaining principal of $57,557, $670 of accrued interest and $1,500 in financing fee into 1,203,822 shares of common stock. During the period ended December 31, 2021, there was no expense associated with this note. During the period ended December 31, 2020, $18,971 of regular interest, $28,600 of original issue discount and $122,148 of derivative liability discount was expensed.

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

During the three-month period ended March 31, 2020, the Company issued 5,000 shares of stock for services and recorded an additional 5,000 shares as “to be issued” for a total value of $40,000; 130,094 shares of common stock for the conversion of principal of $68,287, accrued interest of $13,342 and financing fees of $1,750; 43,750 shares of common stock for the conversion of 50 shares of Series F Preferred Stock

During the three-month period ended June 30, 2020, the Company issued 8,970,724 shares of common stock for the conversion of convertible debt; 1,074,302 shares of common stock for conversion of warrants; 3,217,500 shares of common stock for conversion of 11,870 shares of Series F Preferred Stock and 200,000 shares for services valued at $77,500.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the year ended September 30, 2016, the Company issued a note payable to a family member of a former officer in the amount of $15,000. $3,000 was converted to 300,000 shares of common stock and $5,000 was repaid in cash. The note bears interest at a rate of 10% beginning on July 24, 2016, the balance of principal and interest at December 31, 2021 and 2020 was $12,095 and $11,045, respectively.

During the year ended September 30, 2017, the Company issued two notes payable to Premium Exploration Mining in the amount of $35,000 and $15,000 each having an interest rate of 5%, the balance of principal and interest at December 31, 2021 and 2020 was $70,399 and $65,235, respectively, the companies had directors in common at the time of the transaction.

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

NOTE 9 – SUBSEQUENT EVENTS

On or about March 18, 2023, the Company’s wholly owned subsidiary, NuAxess 2, Inc. initiated an action in the Eastern District of New York entitled NuAxess 2, Inc. v Adler Windows, Inc., Civil Action No. 1:23-cv-1872 seeking damages for breach of contract and related damages. The action is pending defendants’ response to the Complaint.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2021.

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

Name	Age	Position and Tenure
Joseph Frontiere	33	Chairman of the Board, Chief Executive Officer and Interim CFO
Derrick Chambers	44	Director
Dr. Yakov Kogan	49	Director and Chief Operating Officer

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

Dr. Yakov Kogan, Ph.D, age 49, Director and Chief Operating Officer: Dr. Kogan was appointed as a director and Chief Operating Officer, on August 24, 2022. Dr. Kogan, co-founder and has served as chief business officer of BSMI, a medical device company, from 2021 to the present. Prior to joining BSMI, Dr. Kogan served as a senior consultant to several private and public biotechnology companies, including serving as CEO and director of Cleveland BioLabs, Inc., n/k/a Cytocom, Inc. (NASDAQ: CBLI) together with Dr. Michael Fonstein (deceased), which they had founded and grew to over 50 full-time employees, while securing approximately $150 million in equity financing. During Dr. Kogan’s tenure with CBLI, he played a significant role in establishing operations, hiring senior operations staff and executing CBLI’s initial public offering on NASDAQ. Prior to his positions with CBLI, Dr. Kogan served as Director for Business Development at Integrated Genomics, a private company located in Chicago, IL, where he was responsible for commercial sales and expansion of its capital base. Prior to Dr. Kogan’s position as as Director for Business Development at Integrated Genomics, Dr. Kogan worked as Group Leader/Senior Scientist at Integrated Genomics as well as at Thermogen, Inc. In addition, Dr. Kogan was a research associate at the University of Chicago, where he led the execution of several microbial genome sequencing projects.

Dr. Kogan holds a Ph.D. in molecular biology from VNII Genetica (State Research Institute of Genetics and Selection of Industrial Microorganisms) in Moscow, Russia. In addition, Dr. Kogan holds and MS Degree in Biology from Moscow State University and an MBA Degree from the University of Chicago.

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

Description of Securities

General

The following description of our capital stock and certain provisions of our certificate of incorporation and bylaws are summaries and are qualified by reference to the certificate of incorporation and the bylaws that will be in effect on the closing of this registration. Copies of these documents have been filed with the SEC as exhibits to our Amended Annual Report, of which this Amended Annual Report forms a part. The descriptions of the common stock reflect changes, if any, to our capital structure that will be in effect on the closing of this registration.

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

On March 27, 2019, the Board of Directors authorized the issuance of: (i) 400,000 shares of newly designated Series C Convertible Preferred Stock to IDH Holdings 2 Inc. and Sunlight Financial, LLC, the 75% owners of NuAxess and PR345, respectively, with 200,000 shares of Series C Preferred Stock issuable to each; and (ii) 400,000 shares of newly designated Series D Convertible Preferred Stock to Draper, Inc., a Nevada corporation (“Draper”), and Carriage House Capital, Inc., a Delaware corporation (“Carriage House”), with 200,000 shares issuable to each, in exchange for their shares in NuAxess and PR345, respectively. The Series C and Series D Preferred Stock represent 92.5% of the outstanding capital stock of the Company at the date of Closing. The outstanding Common Stockholders of the Company at the Closing, which was effective on April. 16, 2019, retained 7.5% of the issued and outstanding Common Stock, which Common Stock will be subject to dilution upon the conversion on existing convertible notes and subsequently issued convertible note issued for the purpose of funding the MMMM Mining Operations, subject to certain anti-dilution protections as set forth in the SEA’s. In addition, in connection with the Closing, Sheldon Karasik, the former CEO and Chairman, transferred and assigned to Pat Dileo, the Company’s new CEO, interim CEO and Chairman, the one outstanding share of Series B Super Voting Preferred Stock (the “Super Voting Shares”), entitled to that number of votes equal to 51% of the total number of voting capital stock of the Company, on a fully diluted basis. The Super Voting Preferred Stock was transferred by Mr. Karasik to Mr. Dileo in consideration for the payment of $100,000 to Aurum, LLC, a newly organized private Nevada corporation formed and controlled by Mr. Karasik, the Company’s former CEO and Chairman, for the purpose to operating and controlling the Discontinued Mining Operations. The Super Voting Preferred Stock was transferred by Mr. Pat Dileo to Mr. Joseph Frontiere, the Company’s new CEO, interim CEO and Chairman, effective on July 31, 2021, upon the resignation of Mr. Dileo as the Company’s CEO and as a member of the Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the annual and long-term compensation for services in all capacities to the Company for the periods ended December 31, 2022 and 2021 paid to our present and former officers.

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

Name of Beneficial Owner	Common Stock Beneficially Owned (1)		Percentage of Common Stock Owned (1)

Joseph Frontiere, CEO and Chairman	110,892,887	(2)	51.00%
1111 Beltline Road, Suite 108E
Garland, Texas 75040

Derrick Chambers, Director	-0-		0%
1111 Beltline Road, Suite 108E
Garland, Texas 75040

Dr. Yakov Kogan, Director and COO	-0-		0%
1111 Beltline Road, Suite 108E
Garland, Texas 75040

Directors and Officer (4 persons)	110,892,887	(2)	51.00%

(1)	Applicable percentage ownership is based on 217,437,033 shares of Common Stock outstanding as of April 24, 2023. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Represents one (1) share of Series B Super Voting Preferred Stock, which is entitled to vote together with the holders of our Common Stock upon all matters that may be submitted to holders of our Common Stock for a vote, and on all such matters, the share of Series B Super Voting Preferred Stock shall be entitled to that number of votes equal to 51% of the total number of votes that all issued and outstanding shares of Common Stock and all other securities of the Company are entitled to, as of any such date of determination, on a fully diluted basis. At April 24, 2022, the Series B Super Voting Preferred Stock was entitled to 110,892,887 votes, representing 51% of the 217,437,033 shares of Common Stock outstanding on such Record Date.

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

Recent Sales of Equity Securities

Other Transactions

Not Applicable

Investments

The Company does not have any investments as of the date of this Form 10-K/A for the fiscal year ended December 31, 2022.

Employment Agreements

The Company has not entered into any written Employment Agreements as of the date of Form 10-K/A for the fiscal year ended December 31, 2022.

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

Transfer Agent and Registrar

The transfer agent and registrar for our Common Stock and Preferred Stock is Transfer Online, 512 SE Salmon Street, Portland, OR, 97214 (telephone (503) 227-2950, facsimile (503) 227-6874).

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

ITEM 16. FORM 10-K SUMMARY

None.

WHERE YOU CAN FIND MORE INFORMATION

We have filed this Amended Annual Report with the SEC. This Amended Annual Report does not contain all of the information included in the exhibits and schedules thereto as permitted by the rules and regulations of the SEC. For further information with respect to Quad M Solutions, Inc., please refer to the Amended Annual Report, including its exhibits and schedules. Statements contained in this Amended Annual Report as to the contents of any contract or other document referred to herein are not necessarily complete and, where the contract or other document is an exhibit to the Amended Annual Report, each such statement is qualified in all respects by the provisions of such exhibit, to which reference is hereby made. Upon completion of the Amended Annual Report, we are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, we will file annual, quarterly and special reports, proxy statements and other information with the SEC.

You can read our SEC filings, including the Amended Annual Report, over the Internet at the SEC’s web site at www.sec.gov. You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

QUAD M SOLUTIONS, INC.

By:	/s/ Joseph Frontiere
Joseph Frontiere
Chief Executive Officer, Chairman and Interim Chief financial Officer (Principal Executive Officer and Principal Financial and Principal Accounting Officer)

Date:	May 22, 2023

By:	/s/ Derrick Chambers
Derrick Chambers
Director
Date:	May 22, 2023

By:	/s/ Dr. Yakov Kogan
Yakov Kogan
Director and Chief Operating Officer
Date:	May 22, 2023

