Form 10-Q
period 2023-06-30
Quad M Solutions, Inc.
filed 2023-08-14
CIK 66600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 10, 2023, there were 217,437,033 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

This Explanatory Note is to report that we labeled each page of the Financial Statements, where appropriate, [i] for three (3) and six (6) months ended June 30, 2023, and 2022 and such financial statements are not reviewed by the Company’s auditors, and [ii] for the fiscal year ended December 31, 2022 were labeled as unaudited. The Form 10-Q below has not been reviewed by the Company’s auditors. Management or its representatives because they are in the process of completing the audit of the Company’s financial statements at December 31, 2022 with its auditors. Immediately upon completion of the audit at December 31, 2022, and the Form 10-K at December 31, 2022 is filed, the auditors will complete the Reviews of the Form 10-Q at June 30, 2023, which is being filed on date without a Review.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,815	$836,495
Note receivable – related party	9,659,000	9,659,000
Accounts receivable	252,600	252,600
Total Current Assets	9,913,415	10,748,095

OTHER ASSETS
Investment	-	-
Total Other Assets	-	-

TOTAL ASSETS	$9,913,415	$10,748,095

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$390,291	$1,226,786
Accrued interest	161,676	161,676
Notes payable	92,750	-
Convertible debt, net	92,410	92,410
Derivative liability	140,356	140,356
Accrued expense	1,500	1,500
Aurum payable	400,000	400,000
Note payable	4,826,767	4,826,767
Accrued revenue	1,928,253	1,928,253
Due to preferred shareholders	1,416,312	1,416,313
Total Current Liabilities	9,450,315	10,194,061

TOTAL LIABILITIES	9,450,315	10,194,061

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $.10 par value, 10,000,000 shares authorized, 2,424,812 and 2,614,600 issued and outstanding	242,418	242,418
Common stock, $0.001 par value, 900,000,000 shares authorized; 174,823,440 and 78,011,174 shares issued and outstanding	174,823	174,823
Additional paid-in capital	34,971,240	34,971,240
Shares to be issued	202,800	202,800
Subscription receivable	(3,000)	(3,000)
Accumulated deficit	(35,125,181)	(35,034,310)
Total Stockholders’ Equity	463,100	554,035

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,913,415	$10,748,095

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES	$0	$18,144,568	$4,247	$36,268,362

COST OF SALES	0	15,852,288	2,190	31,095,960
GROSS PROFIT	0	2,292,280	2,057	5,172,403

OPERATING EXPENSES
Professional fees	31,250	39,249	41,250	154,300
General and administrative	53,014	612,840	79,014	1,106,410
Sales expense	-	-		117
Officers’ fees	-	-
Payroll expense	20,732	590,263	41,464	1,063,833
Travel	0	22,478	0	45,185
TOTAL OPERATING EXPENSES	104,996	1,264,830	161,728	2,369,845

INCOME FROM OPERATIONS	(104,996)	1,027,450	(159,671)	2,802,558

TOTAL OTHER INCOME (EXPENSES)	-	748,745	-	2,744,307

INCOME BEFORE TAXES	(104,996)	1,776,195	(159,671)	5,546,865

INCOME TAXES	-	-	-	-

NET INCOME	$(104,996)	$1,776,195	$(159,671)	5,546,865

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$.00	$.001	$.00	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON STOCK SHARES OUTSTANDING, BASIC AND DILUTED	174,823,440	140,556,181	174,823,440	140,556,181

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka) MINERAL MOUNTAIN MINING & MILLING COMPANY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Preferred Shares		Additional Paid in	Stock to be issued or Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Equity
Balance, December 31, 2019	695,597	$696	800,000	$80,000	$4,445,369	$18,458	$(7,785,356)	$(3,240,837)

Common stock issued for services	399,155	395			96,418	65,050	527,349	689,216
Common stock issued for convertible debt & financing fees	16,644,644	16,647			1,376,986			1,393,633
Common stock issued for conversion of warrants	3,273,375	3,273			28,941			32,214
Common stock issued for conversion of preferred stock	9,537,500	9,539	(977,605)	(97,761)	101,217			12,995
Preferred stock issued for cash			15,300	1,530	126,470			128,000
Preferred stock issued for financing fees			20,750	2,075	205,425			207,500
Preferred stock issued for services			16,000	1,600	854,922	89,192		945,714
Preferred stock issued for exchanged warrants			2,851,318	285,132	(285,132)			-
Warrants issued with convertible debt					285,014			285,014
Retirement of derivative liability					3,768,766			3,768,766
Warrant down-round					1,575,068		(1,575,068)	-
Excess shares issued with reverse split	111,860	112			(112)			-
Net income for period ending December 31, 2020							(8,255,367)	(8,255,367)
Balance, December 31, 2020	30,662,131	$30,662	2,725,763	$272,576	$12,579,352	$172,700	(17,088,442)	(4,033,151)

Common stock issued for services	2,000,000	2,000	-	-	198,000	27,000	-	227,000
Common stock issued for convertible debt & financing fees	8,464,182	8,464	-	-	417,305	-	-	425,769
Common stock issued for conversion of preferred stock	17,639,635	17,640	(15,512)	(1,552)	(14,830)	-	-	1,258
Preferred stock issued for cash	(150,000)	(151)	85	10	1,683,812	-	4,076,338	5,760,009
Preferred shares issued for services	-	-	20,182	2,018	99,800	-	-	101,818
Retirement of derivative liabilities	-	-	-	-	1,996,022	-	-	1,996,022
Warrants issued with convertible debt	-	-	-	-	506,674	-	-	506,674
Common stock issued for conversion of warrants	11,392,042	11,392	-	-	(11,392)	-	-	-
Common stock issued for cancellation of preferred shares	2,000,000	2,000	(16,902)	(1,690)	417,345	-	-	417,655
Retirement of preferred shares	-	-	(90,300)	(9,030)	176,721	-	-	167,691
Common stock issued for preferred debt holder	6,000,000	6,000	(8,716)	(872)	102,950	-	-	108,078
Excess shares issued with split correction	3,184	4	-	-	(4)	-	-	-
Net income for period ending December 31, 2021							(17,896,673)	(17,896,673)
Balance, December 31, 2021	78,011,174	$78,011	2,614,600	$261,460	$18,151,756	$199,700	$(30,908,777)	$(12,217,850)

Common stock issued for services	600,000	600	-	-	(600)	-	-	-
Common stock issued for convertible debt & financing fees	22,529,049	22,529	-	-	17,683,339	-	-	17,705,868
Common stock issued for conversion of preferred stock	39,928,709	39,928	(180,793)	(18,080)	(22,791)	-	-	(942)
Retirement of derivative liabilities	-	-	-	-	462,432	-	-	462,432
Warrants issued with convertible debt	5,167,206	5,167	-	-	19,831	-	-	24,999
Common stock issued for preferred debt holder	14,623,764	14,624	(14,162)	(1,416)	162,401	-	-	175,609
common stock issued for other equity investments	13,963,538	13,964	5,167	517	(1,485,128)	100	86,519	(1,384,028)
Net income for period ending March 31, 2023							(4,212,053)	(4,212,053)
Net income for period ending June 30, 2023							(104,996)	(104,996)
Balance, June 30, 2023	174,823,440	$174,823	2,424,812	$242,481	$34,971,240	$199,800	$35,125,181	$463,100

The accompanying notes are an integral part of these consolidated financial statements

QUAD M SOLUTIONS, INC.

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(159,671)		$5,546,865
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization of debt discount
Financing fees	-		-
Common stock issued for services	-		-
Preferred stock issued for services	-		-
Financing fees for conversion of preferred stock	-		-
Financing fees for convertible debt	-
Loss (Gain) on revaluation of derivative liability	-		(3,037,136)
Common stock issued for financing fees	-
Changes in assets and liabilities:
Decrease (increase) in due to preferred shareholders	-		(175,609)
Increase (decrease) in accounts payable	(836,495)		527,292
Increase (decrease) in accrued interest	-		59,010
Increase (decrease) in accrued expense	-		(684,125)
Increase (decrease) in due to other current assets/liabilities	-		(3,560,467)
Net cash used by operating activities	(996,166)		(1,324,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Note receivable	-
Net cash used by investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock			(18,553)
Proceeds from convertible debt, net	-		(272,980)
Proceeds from note payable	161,486		1,697,307
Proceeds from sale of common stock and warrants, net	-		65,546
Payment on convertible debt	-		-
Payment on short term loan	-
Net cash provided by financing activities	161,486		1,471,320

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(834,680)		147,149
Cash, beginning of period	836,495		854,504
Cash, end of period	$1,815		$1,001,653

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$
Income taxes paid	$-	$
Common stock issued for convertible debt	$-		$5,985
Derivative liabilities	$-		$-
Common stock issued for investment	$-		$-

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

QUAD M SOLUTIONS, INC

(fka MINERAL MOUNTAIN MINING & MILLING COMPANY)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

June 30, 2023

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

On January 9, 2023, the Company established Radiant Staffing Solutions, Inc. (Radiant Staffing), a wholly owned subsidiary of Quad M Solutions Inc., dedicated to client-centric staffing and innovative business services to help clients to achieve greater efficiency, gain significant cost savings, and expand their revenue dedicated to delivering high-performance electric vehicles that combine cutting-edge technology with a passion for automotive excellence. Radiant Staffing was established to leverages cross-solution capabilities for the purpose of expanding the company’s potential revenue stream and to increase its shareholder value.

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

Fair Value of Financial Instruments

The Company’s financial instruments as defined by ASC 825-10-50, include cash, receivables, accounts payable and accrued expenses. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2023 and December 31, 2022.

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

At June 30, 2023 and December 31, 2022 the Company did not have any assets measured at fair value other than cash and deposits. At June 30, 2023 and December 31, 2022 the Company had conversion features embedded in its convertible notes payable.

Going Concern

As shown in the accompanying financial statements, the Company has incurred cumulative operating losses since inception. As of June 30, 2023, the Company has limited financial resources with which to achieve its objectives and attain profitability and positive cash flows from operations. As shown in the accompanying balance sheets and statements of operations, the Company has an accumulated deficit of $35,125,181.

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

New Accounting Pronouncements

The Company has evaluated the authoritative guidance issued subsequent to June 30, 2023 and does not expect the adoption of these standards to have a material effect on its financial position or results of operations.

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

During the three-month period ended March 31, 2022, the Company issued a total of 33,423,649 shares of common stock related to convertible debt, financing fees, services, and conversion of preferred stock.

During the three-month period ended June 30, 2022, the Company issued a total of 23,972,444 shares of common stock related to convertible debt, financing fees, services, and conversion of preferred stock.

The following warrants were outstanding at June 30, 2023:

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

NOTE 9 – SUBSEQUENT EVENTS

On July 17, 2023, the Company established Quam M Racing, Inc. (QM Racing), a wholly owned subsidiary of Quad M Solutions Inc., dedicated to delivering high-performance electric vehicles that combine cutting-edge technology with a passion for automotive excellence. QM Racing was established for the purpose of expanding the company’s potential revenue stream and to increase its shareholder value. On July 19, 2023 QM Racing announced the signing of a definitive agreement to acquire 100 percent of REV Technologies, Inc. This strategic acquisition results in QM Racing owning, manufacturing, and marketing the highly anticipated Riley Streetfighter, an electric vehicle developed by Riley Technologies (Riley), a renowned automotive design, engineering, manufacturing, and race team operations company. Riley Technologies designed, operated, and built cars that have won the 24 Hours of Daytona over 20 times in addition to countless other motorsport races throughout the world. This acquisition enables QM Racing to leverage Riley’s development expertise and existing production facilities, eliminating the need for substantial upfront capital spending on design and manufacturing infrastructure. Consequently, the company plans to rapidly scale up Streetfighter production while minimizing costs compared to competitors. The Streetfighter will be manufactured in Riley’s Mooresville, NC facility with 90 percent of the Streetfighter components being vertically manufactured in house.

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

Results of Operations for the Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

Revenue

During the three months ended June 30, 2023 and June, 2022 the Company received $0 and $18,144,568, respectively in revenue principally from insurance premiums and we incurred $0 and $15,852,288 in expense directly related to this revenue.

Expenses

Operating expenses for the three-month period ended June 30, 2023 was $104,996 compared to $1,264,830 for the same period of the prior year. The main components of general and administrative expenses for the three-month period ended June 30, 2023 consisted of approximately $31,250 of professional fees, $53,014 in general and administrative expenses, and $20,732 in payroll expenses.

Working Capital

The Company’s net loss for the three month-period ended June 31, 2023 was $104,996 a significant decrease over the net gain of $1,776,195 at June 30, 2022. During the three months ended June 30, 2023, our principal sources of liquidity were receipt from notes payable.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2023, we conducted an evaluation, under the supervision and participation of management including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the three-months ended June 30, 2023 our internal controls and procedures require additional improvement due to deficiencies in the design or operation of the Company’s internal controls. Management identified the following areas of improvement in internal controls over financial reporting:

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

Changes in Internal Control over Financial Reporting

We have evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2023.

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

(f) On or about April 12, 2023, the Company’s wholly owned subsidiary, NuAxess 2, Inc. initiated an action in the Southern District of New York entitled NuAxess 2, Inc. v Turkish Airlines, Inc., Case No. 23-cv-03137 seeking damages for breach of contract and unpaid invoice. The action is pending defendants’ response to the Complaint.

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

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2023 no shares of common stock for the conversion of convertible debt we converted.

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

Quad M Solutions, Inc.

Dated: August 11, 2023	By:	/s/ Joseph Frontiere
Joseph Frontiere
Interim Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Accounting Officer)

